Form 10-Q
period 2025-10-05
RED ROBIN GOURMET BURGERS INC
filed 2025-11-10
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2025

or

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

As of November 6, 2025, there were 17,964,459 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	October 5, 2025	December 29, 2024
Assets:
Current assets:
Cash and cash equivalents	$21,671	$30,651
Accounts receivable and other, net	12,568	19,688
Inventories	26,161	26,737
Prepaid expenses and other current assets	10,282	13,608
Restricted cash	9,202	8,750
Total current assets	79,884	99,434
Property and equipment, net	169,634	181,224
Operating lease assets, net	303,827	331,617
Intangible assets, net	9,635	11,064
Assets held for sale	—	4,313
Other assets, net	11,239	13,662
Total assets	$574,219	$641,314
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$30,100	$29,783
Accrued payroll and payroll-related liabilities	41,584	39,672
Unearned revenue	14,358	27,083
Current portion of operating lease liabilities	50,385	50,083
Accrued liabilities and other	49,187	42,931
Total current liabilities	185,614	189,552
Long-term debt	172,353	181,641
Long-term portion of operating lease liabilities	303,887	345,635
Other non-current liabilities	8,455	8,755
Total liabilities	670,309	725,583
Commitments and contingencies (see Note 8)
Stockholders' equity (deficit):
Common stock; $0.001 par value: 45,000 shares authorized; 22,050 shares issued; 17,966 and 17,403 shares outstanding as of October 5, 2025 and December 29, 2024	22	22
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of October 5, 2025 and December 29, 2024	—	—
Treasury stock 4,084 and 4,647 shares, at cost, as of October 5, 2025 and December 29, 2024	(144,772)	(164,937)
Paid-in capital	214,856	233,667
Accumulated other comprehensive loss, net of tax	(60)	(62)
Accumulated deficit	(166,136)	(152,959)
Total stockholders' equity (deficit)	(96,090)	(84,269)
Total liabilities and stockholders' equity (deficit)	$574,219	$641,314
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except for per share amounts)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Revenues:
Restaurant revenue	$260,909	$270,605	$926,024	$943,630
Franchise revenue	3,265	3,007	10,940	12,635
Other revenue	954	1,026	4,218	7,068
Total revenues	265,128	274,638	941,182	963,333
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	65,158	65,105	218,344	224,759
Labor	97,238	107,692	340,005	370,559
Other operating	49,160	49,740	166,292	168,014
Occupancy	23,531	23,826	80,056	79,850
Depreciation and amortization	12,019	13,330	39,031	44,886
General and administrative (includes $1,405; $2,122; $5,483; and $5,151 of stock-based compensation)	16,912	20,823	61,320	63,277
Selling	6,797	5,467	22,523	31,052
Other charges (gains), net (includes $(129); $16; $(4,222); and $66 of stock-based compensation)	6,426	1,532	6,846	487
Total costs and expenses	277,241	287,515	934,417	982,884

Income (loss) from operations	(12,113)	(12,877)	6,765	(19,551)
Other expense (income):
Interest expense	5,979	6,322	19,894	18,907
Interest (income) and other, net	54	(225)	(126)	(676)
Income (loss) before income taxes	(18,146)	(18,974)	(13,003)	(37,782)
Income tax provision (benefit)	273	(98)	174	43
Net income (loss)	$(18,419)	$(18,876)	$(13,177)	$(37,825)
Net income (loss) per share:
Basic	$(1.03)	$(1.20)	$(0.74)	$(2.42)
Diluted	$(1.03)	$(1.20)	$(0.74)	$(2.42)
Weighted average shares outstanding:
Basic	17,914	15,754	17,732	15,652
Diluted	17,914	15,754	17,732	15,652

Other comprehensive income (loss):
Foreign currency translation adjustment	$—	$3	$2	$(12)
Other comprehensive income (loss), net of tax	—	3	2	(12)
Total comprehensive income (loss)	$(18,419)	$(18,873)	$(13,175)	$(37,837)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2024	22,050	$22	4,647	$(164,937)	$233,667	$(62)	$(152,959)	$(84,269)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(335)	11,993	(11,752)	—	—	241
Non-cash stock compensation	—	—	—	—	2,365	—	—	2,365
Net income (loss)	—	—	—	—	—	—	1,249	1,249
Other comprehensive income (loss), net of tax	—	—	—	—	—	2	—	2
Balance, April 20, 2025	22,050	$22	4,312	$(152,944)	$224,280	$(60)	$(151,710)	$(80,412)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(148)	5,299	(5,069)	—	—	230
Non-cash stock compensation	—	—	—	—	(2,454)	—	—	(2,454)
Net income (loss)	—	—	—	—	—	—	3,993	3,993
Balance, July 13, 2025	22,050	$22	4,164	$(147,645)	$216,757	$(60)	$(147,717)	$(78,643)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(80)	2,873	(2,873)	—	—	—
Non-cash stock compensation	—	—	—	—	972	—	—	972
Net income (loss)	—	—	—	—	—	—	(18,419)	(18,419)
Balance, October 5, 2025	22,050	$22	4,084	$(144,772)	$214,856	$(60)	$(166,136)	$(96,090)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2023	20,449	$20	4,921	$(174,702)	$229,680	$(22)	$(75,418)	$(20,442)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(84)	3,011	(3,382)	—	—	(371)
Non-cash stock compensation	—	—	—	—	1,190	—	—	1,190
Net income (loss)	—	—	—	—	—	—	(9,460)	(9,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18)	—	(18)
Balance, April 21, 2024	20,449	$20	4,837	$(171,691)	$227,488	$(40)	$(84,878)	$(29,101)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(143)	5,106	(4,919)	—	—	187
Non-cash stock compensation	—	—	—	—	1,856	—	—	1,856
Net income (loss)	—	—	—	—	—	—	(9,489)	(9,489)
Other comprehensive income (loss), net of tax	—	—	—	—	—	4	—	4
Balance, July 14, 2024	20,449	$20	4,694	$(166,585)	$224,425	$(36)	$(94,367)	$(36,543)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(24)	838	(897)	—	—	(59)
Non-cash stock compensation	—	—	—	—	2,138	—	—	2,138
Net income (loss)	—	—	—	—	—	—	(18,876)	(18,876)
Other comprehensive income (loss), net of tax	—	—	—	—	—	3	—	3
Balance, October 6, 2024	20,449	$20	4,670	$(165,747)	$225,666	$(33)	$(113,243)	$(53,337)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024
Cash flows from operating activities:
Net income (loss)	$(13,177)	$(37,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,031	44,886
Asset impairment	720	1,306
Non-cash other gains, net	(4,231)	(68)
Stock-based compensation expense	1,262	5,184
Gain on sale of restaurant property	(1,137)	(7,425)
Other, net	3,610	1,574
Changes in operating assets and liabilities:
Accounts receivable and other, net	6,944	10,308
Inventories	178	(737)
Prepaid expenses and other current assets	2,941	2,551
Operating lease assets, net of liabilities	(8,551)	(3,308)
Trade accounts payable and accrued liabilities	9,943	7,936
Unearned revenue	(12,726)	(20,729)
Other operating assets and liabilities, net	1,196	(1,813)
Net cash provided by operating activities	26,003	1,840
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(25,072)	(19,414)
Net proceeds from sale of property, equipment, and other	6,096	24,287
Net cash (used in) provided by investing activities	(18,976)	4,873
Cash flows from financing activities:
Net (repayments) borrowings on revolving credit facility	(9,000)	20,000
Repayments on term loan	(2,770)	(21,232)
Repayments of finance lease obligations	(782)	(934)
Repayments of insurance premium financing	(3,474)	(2,854)
Debt issuance costs	—	(2,726)
Proceeds (uses) from other financing activities, net	471	(244)
Net cash (used in) financing activities	(15,555)	(7,990)
Net change in cash and cash equivalents, and restricted cash	(8,528)	(1,277)
Cash and cash equivalents, and restricted cash, beginning of period	39,401	31,565
Cash and cash equivalents, and restricted cash, end of period	$30,873	$30,288

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$16,843	$16,566
Accrued purchases of property, equipment, and intangible assets	$4,588	$2,058
Right of use assets obtained in exchange for operating lease obligations	$16,387	$23,587
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation, that together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of October 5, 2025, the Company owned and operated 390 restaurants located in 39 states. The Company also had 90 franchised full-service restaurants in 13 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
During the year to date period of fiscal 2025, the Company issued 477,212 phantom award units under its 2024 Performance Incentive Plan Phantom Unit Award Agreement, valued at $8.40 per award. The phantom award units are liability-classified awards and are included within Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.
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

Reclassifications
Certain amounts presented have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s consolidated results. We made adjustments to the Condensed Consolidated Statements of Cash Flows to include income tax receivable within accounts receivable and other, net, to net borrowings with repayments on revolving credit facilities, to separately disclose repayments of insurance premium financing, and to include net proceeds from sale-leaseback within net proceeds from sale of property, equipment, and other. We have also revised the presentation of operating expenses in the Condensed Consolidated Statements of Operations to separately disclose Selling expenses and General and administrative expenses. Previously, these amounts were presented on a combined basis as Selling, general and administrative expenses. Additionally, we have made adjustments to the presentation of the components of Other charges (gains), net, found in Note 5 to align with current period presentation.
Recently Issued and Recently Adopted Accounting Standards
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) to introduce a principles-based framework for capitalizing costs related to the development of internal-use software. ASU 2025-06 also incorporates website development costs into the internal-use software guidance and enhances related disclosure requirements. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of the adoption of ASU 2025-06 to the consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification ("ASC") 606 - Revenue from Contracts with Customers. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of the adoption of ASU 2025-05 on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 which expands disclosures about specific expense categories presented on the face of the income statement. ASU 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. ASU 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2023-09 on the consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's Condensed Consolidated Financial Statements.
Recently Issued Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with ASC 740 - Income Taxes, the effects of changes in tax rates and laws are recognized in the period in which the legislation is enacted. The OBBBA did not have a material impact on the consolidated financial statements.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Restaurant revenue	$260,909	$270,605	$926,024	$943,630
Franchise revenue	3,265	3,007	10,940	12,635
Gift card breakage	747	735	3,328	5,923
Other revenue	207	291	890	1,145
Total revenues	$265,128	$274,638	$941,182	$963,333
Contract Liabilities
Components of Unearned revenue in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	October 5, 2025	December 29, 2024
Unearned gift card revenue	$11,166	$24,333
Unearned Royalty revenue	3,192	2,750
Unearned revenue	$14,358	$27,083
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Gift card revenue	$621	$1,133	$13,137	$15,672
We recognize revenue from our customer loyalty program, Red Robin Royalty, within Restaurant revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with our Royalty program is included in Unearned revenue in our Condensed Consolidated Balance Sheets.
Changes in our unearned revenue balance related to our Royalty program were as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Unearned Royalty revenue, beginning balance	$3,032	$1,804	$2,750	$7,509
Revenue deferred	1,257	914	4,123	3,953
Revenue recognized (1)	(1,097)	(385)	(3,681)	(9,129)
Unearned Royalty revenue, ending balance	$3,192	$2,333	$3,192	$2,333
(1) Restaurant revenue recognized during the forty weeks ended October 6, 2024 includes a credit of approximately $6.4 million related to the transition to the new Royalty program in the second quarter of fiscal 2024, primarily due to the cancellation of unused points that were earned more than 365 days prior to the launch of the new program.

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Operating lease cost	$16,732	$17,339	$56,737	$57,757
Finance lease cost:
Amortization of right of use assets	216	216	670	720
Interest on lease liabilities	88	96	306	339
Total finance lease cost	$304	$312	$976	$1,059
Variable lease cost	4,599	4,445	15,443	14,886
Total	$21,635	$22,096	$73,156	$73,702

Finance lease assets are recorded in Property and equipment, net, and the net balance as of October 5, 2025 and December 29, 2024 was $4.6 million and $5.3 million, respectively.

See Note 5 for information regarding restaurant closures, lease remeasurement gains and losses, and the sale-leaseback transaction completed during the forty weeks ended October 6, 2024.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for the twelve and forty week periods ended October 5, 2025 and October 6, 2024, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Basic weighted average shares outstanding	17,914	15,754	17,732	15,652
Dilutive effect of stock options and awards	—	—	—	—
Diluted weighted average shares outstanding	17,914	15,754	17,732	15,652

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	2,878	2,262	2,561	1,846

5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Gain on sale of restaurant property	$—	$—	$(1,137)	$(7,425)
Asset impairment and restaurant closure costs, net	911	3	(494)	1,728
Severance and executive transition(1)	539	22	1,878	1,104
Litigation contingencies	3,155	271	3,178	1,047
Asset disposal and other, net	1,821	1,236	3,421	4,033
Other charges (gains), net	$6,426	$1,532	$6,846	$487
(1) Severance and executive transition includes $(129) and $16 of stock-based compensation in the twelve weeks ended October 5, 2025 and October 6, 2024, respectively, and $(4,222) and $66 of stock-based compensation in the forty weeks ended October 5, 2025 and October 6, 2024, respectively.
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
Asset Impairment and Restaurant Closure Costs, net
Asset impairment and restaurant closure costs, net consisted of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Number of non-operating locations	9	11	9	11
Non-operating location rent and restaurant closure costs	$928	$523	$2,976	$2,185
Number of impaired locations	—	3	1	5
Non-cash impairment	$—	$178	$720	$1,306
Number of locations with lease remeasurement	2	2	15	5
Net lease remeasurement (gain) loss	$(17)	$(698)	$(4,190)	$(1,763)
Total asset impairment and restaurant closure costs, net	$911	$3	$(494)	$1,728
Severance and Executive Transition
Severance and executive transition consisted of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Executive severance	$614	$3	$4,773	$409
Stock-based compensation(1)	(129)	16	(4,222)	66
Team member severance(2)	54	3	1,327	629
Total severance and executive transition	$539	$22	$1,878	$1,104
(1) For the twelve and forty weeks ended October 5, 2025, the Stock-based compensation benefit relates primarily to the forfeiture of unvested stock-based compensation by executive leadership.
(2) During the forty weeks ended October 5, 2025, Team member severance is primarily associated with a reduction in force, which occurred during the second quarter of fiscal 2025.
As of October 5, 2025, $3.7 million is included in Accrued payroll and payroll related liabilities in the condensed consolidated balance sheet related to the executive transition costs described above.

Asset Disposal and Other
Asset disposal and other primarily relates to the closure of a corporate office location, asset disposals, strategic projects and other non-recurring items.
6. Borrowings
Borrowings as of October 5, 2025 and December 29, 2024 are summarized below (in thousands):

	October 5, 2025	Variable Interest Rate	December 29, 2024	Variable Interest Rate
Revolving line of credit	$11,000	11.80%	$20,000	12.03%
Term loan	$166,701	11.89%	$169,470	12.21%
Total borrowings	177,701		189,470
Less: unamortized debt issuance costs and discounts	5,348		7,829
Long-term debt	$172,353		$181,641

Revolving line of credit unamortized deferred financing charges	$850		$1,298
Credit Facility
On March 4, 2022, the Company replaced its prior amended and restated credit agreement (the "Prior Credit Agreement") with a new credit agreement (the "Credit Agreement") by and among the Company, Red Robin International, Inc., as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto, Fortress Credit Corp., as administrative agent (the "Administrative Agent") and as collateral agent and JPMorgan Chase Bank, N.A., as sole lead arranger and sole bookrunner. As amended, the five-year $240.0 million Credit Agreement currently provides for a $40.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). The borrower maintains the option to increase the Credit Facility in the future, subject to lenders’ participation, by up to an additional $40.0 million in the aggregate on the terms and conditions set forth in the Credit Agreement.
The Credit Facility will mature on March 4, 2027. No amortization is required with respect to the revolving Credit Facility. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), an index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
As of October 5, 2025, the Company had outstanding borrowings under the Credit Facility of $177.7 million, including $11.0 million drawn on its revolving line of credit. As of December 29, 2024, the Company had outstanding borrowings under the Credit Facility of $189.5 million, with $20.0 million drawn on its revolving line of credit. In addition, the Company had amounts issued under letters of credit of $8.8 million and $8.5 million as of October 5, 2025 and December 29, 2024, respectively.
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
On November 7, 2025, the Company entered into the fourth amendment to our Credit Agreement (the “Fourth Amendment”). See Note 10 Subsequent Events.
7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short-term nature or maturity of the instruments.
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value and are included in Prepaid expenses and other current assets and Other assets, net in the accompanying Condensed Consolidated Balance Sheets. The Company records equal and offsetting amounts to the deferred compensation plan assets for the Company's payment liabilities which are included in Accrued liabilities and other current liabilities and Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. The fair market value of the mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets), and was $2.0 million and $1.8 million as of the third quarter of fiscal 2025 and the fourth quarter of fiscal 2024, respectively.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and other intangible assets. These assets are measured at fair value if determined to be impaired.
During fiscal 2025 and fiscal 2024, the Company measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
During the third quarter of fiscal 2025, we recorded no impairment. During the third quarter of fiscal 2024, we impaired long-lived assets at three restaurant locations that we closed during the quarter with a carrying value of approximately $1.9 million. We determined the fair value of these long-lived assets to be $1.1 million as a result of the closures, resulting in a $0.2 million impairment charge and a $0.6 million decrease in right of use assets due to remeasurement.
Disclosures of Fair Value of Other Assets and Liabilities
The carrying value of our variable rate Credit Facility, which utilizes level 2 fair value inputs, approximated fair value as of October 5, 2025 and December 29, 2024, as such debt bears interest at floating rates which approximate market rates.

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
As of October 5, 2025, we had reserves of $6.7 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. We increased our estimate of loss contingency liabilities by approximately $3.2 million in the third quarter of fiscal 2025 related to ongoing legal matters. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits; claims from guests or team members alleging illness, injury, food quality, health, or operational concerns; and lease and other commercial disputes. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of pending or threatened matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of October 5, 2025, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverage and other supplies to our restaurants, for an aggregate of $147.6 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
The Company has a potential contingent lease liability for lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under the potential contingent lease liability was $3.1 million and $3.8 million as of October 5, 2025 and December 29, 2024, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
9. Segment Reporting
In accordance with ASC 820 - Segment Reporting, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company has one operating and one reportable segment: restaurants. We manage our business activities on a consolidated basis, as Red Robin restaurants all have similar customers, sell similar products, and have a similar process to sell those products. We primarily derive our revenue in the United States through the sale of food and beverage through its Company-owned locations as well as earn royalties and fees from franchise restaurants. There have been no material changes to the accounting policies of the restaurant segment, which can be found in the filing of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The Company measures segment profit using consolidated Net income (loss). The CODM uses consolidated Net income (loss), as reported on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), in deciding whether to reinvest excess cash flow into the restaurant segment or into other parts of the Company. The CODM does not review assets in evaluating the results of the restaurant segment, and therefore, such information is not presented.
As Red Robin operates in one reportable operating segment, all required financial segment information is included in the condensed consolidated financial statements.

10. Subsequent Events
Subsequent to the third quarter of fiscal 2025, the Company entered into the Fourth Amendment to our Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amends the Credit Agreement to, among other things:
•extend each of the Initial Term Facility Maturity Date and the Revolving Facility Maturity Date with respect to the Revolving Facility in effect on the Closing Date by 6 months from March 4, 2027 to September 3, 2027;
•incorporate a fee payable to each Lender on a pro rata basis equal to 2.00% of the sum of (x) the aggregate principal amount of Term Loans outstanding on March 4, 2027 and (y) the aggregate principal amount of the Revolving Facility Commitments in effect on March 4, 2027, which would be payable on March 5, 2027 to the extent the Termination Date does not occur on or before March 4, 2027.
In conjunction with the Fourth Amendment, the Company paid certain customary amendment fees to the lenders under the credit facility totaling approximately $1.0 million, half of which was paid in cash and half of which was paid in kind (in lieu of cash). Terms in this section that are capitalized but not defined have the meanings given to them in the Fourth Amendment. The summary description of the Fourth Amendment does not purport to be complete and is qualified in its entirety to the full text of the Fourth Amendment, which is attached hereto as Exhibit 10.2 and is incorporated by reference herein.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. References to the third quarter of fiscal 2025 and fiscal 2024 refer to the twelve weeks ended October 5, 2025 and October 6, 2024, respectively.
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation, that together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 480 locations in North America. As of October 5, 2025, the Company owned 390 restaurants located in 39 states, and had 90 franchised restaurants in 13 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for the Fiscal Third Quarter of 2025, Compared to the Fiscal Third Quarter of 2024:
•Total revenues are $265.1 million, a decrease of $9.5 million.
•Comparable restaurant revenue(1) decreased 1.2%, including recognition of deferred loyalty revenue. Excluding deferred loyalty revenue, comparable restaurant revenue(1) decreased 1.3%.
•Net loss is $18.4 million, compared to a net loss of $18.9 million last year, a $0.5 million improvement.
•Adjusted EBITDA(2) is $7.6 million compared to $4.2 million last year, an 81% increase.
Highlights for the Year to Date Period of Fiscal 2025, Compared to the Year to Date Period of Fiscal 2024:
•Total revenues are $941.2 million, a decrease of $22.2 million.
•Comparable restaurant revenue(1) was unchanged during the year to date period including recognition of deferred loyalty revenue. Excluding deferred loyalty revenue, comparable restaurant revenue(1) increased 0.6%.
•Net loss is $13.2 million, compared to a net loss of $37.8 million last year, a $24.6 million improvement.
•Adjusted EBITDA(2) is $58.0 million compared to $31.2 million last year, an 86% increase.

(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated for at least 18 months as of the beginning of the period presented.
(2) See "Non-GAAP Financial Measures" for more details.
Business Trends
We continue to closely monitor evolving macroeconomic conditions, including the potential impacts of the federal government shutdown, ongoing inflationary pressures and uncertainty stemming from proposed and enacted trade policies such as tariffs. Although a significant portion of our supply chain is domestically sourced, we recognize that changes to trade regulations and tariff implementations could lead to increased costs for certain commodities and materials. Additionally, the broader implications of tariff-driven price increases could influence consumer spending habits and negatively affect our business. At this time, we do not anticipate a material adverse impact to our financial performance for the remainder of fiscal year 2025. Continued volatility in global trade and economic policy, however, presents a risk to both profitability and future demand. See "Item 1A. Risk Factors" below.
Key Performance Indicators
Restaurant revenue, compared to the same quarter in the prior year, is presented in the table below:

(Dollars in millions)	Twelve Weeks Ended	Forty Weeks Ended
Restaurant revenue for the period ended October 6, 2024	$270.6	$943.6
Increase (decrease) in comparable restaurant revenue	(3.2)	(0.3)
Increase (decrease) in non-comparable and closed restaurant revenue	(6.5)	(17.3)
Total increase (decrease)	(9.7)	(17.6)
Restaurant revenue for the period ended October 5, 2025	$260.9	$926.0

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Company-owned:
Beginning of period	397	411	407	415
Opened during the period	—	—	—	—
Closed during the period	(7)	(3)	(17)	(7)
End of period	390	408	390	408
Franchised:
Beginning of period	90	92	91	92
Opened during the period	—	—	—	—
Closed during the period	—	—	(1)	—
End of period	90	92	90	92
Total number of restaurants	480	500	480	500

The following table presents total Company-owned and franchised restaurants by state or province as of October 5, 2025:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2
Alaska		3
Alabama	3
Arizona	17	1
California	56
Colorado	21
Connecticut	3
Delaware		4
Florida	16
Georgia	6
Iowa	5
Idaho	8
Illinois	15
Indiana	10
Kansas		5
Kentucky	3
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	4
Missouri	7	3
Montana		1
North Carolina	16
Nebraska	4
New Hampshire	3
New Jersey	8	1
New Mexico	3
Nevada	6
New York	14
Ohio	15	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	7
Texas	17	9
Utah	1	5
Virginia	17
Washington	36
Wisconsin	11

Province:
British Columbia		11
Total	390	90

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Revenues:
Restaurant revenue	98.4%	98.5%	98.4%	98.0%
Franchise revenue	1.2	1.1	1.2	1.3
Other revenue	0.4	0.4	0.4	0.7
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (1) (excluding depreciation and amortization shown separately below):
Cost of sales	25.0	24.1	23.6	23.8
Labor	37.3	39.8	36.7	39.3
Other operating	18.8	18.4	18.0	17.8
Occupancy	9.0	8.8	8.6	8.5
Total restaurant operating costs	90.1	90.9	86.9	89.3
Depreciation and amortization	4.5	4.9	4.1	4.7
General and administrative	6.4	7.6	6.5	6.6
Selling	2.6	2.0	2.4	3.2
Other charges (gains), net	2.4	0.6	0.7	0.1
Income (loss) from operations	(4.6)	(4.7)	0.7	(2.0)

Other expense (income):
Interest expense	2.3	2.3	2.1	2.0
Interest (income) and other, net	—	(0.1)	—	(0.1)
Income (loss) before income taxes	(6.8)	(6.9)	(1.4)	(3.9)
Income tax provision (benefit)	0.1	—	—	—
Net income (loss)	(6.9)%	(6.9)%	(1.4)%	(3.9)%
Certain percentage amounts in the table above do not total due to rounding.
(1) Expressed as a percentage of restaurant revenue.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Dollars in thousands)	October 5, 2025	October 6, 2024	Percent Change	October 5, 2025	October 6, 2024	Percent Change
Restaurant revenue	$260,909	$270,605	(3.6)%	$926,024	$943,630	(1.9)%
Franchise revenue	3,265	3,007	8.6%	10,940	12,635	(13.4)%
Other revenue	954	1,026	(7.0)%	4,218	7,068	(40.3)%
Total revenues	$265,128	$274,638	(3.5)%	$941,182	$963,333	(2.3)%
Average weekly net sales volumes in Company-owned restaurants	$55,207	$55,007	0.4%	$57,851	$57,261	1.0%
Total operating weeks (1)	4,726	4,920	(3.9)%	16,007	16,480	(2.9)%
(1) Average weekly net sales volumes are calculated as the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Restaurant revenue is comprised primarily of food and beverage sales.
Restaurant revenue decreased $9.7 million, or 3.6%, in the third quarter of fiscal 2025, as compared to the comparable period of fiscal 2024. Comparable restaurant revenue decreased $3.2 million, or 1.2%, including the change in recognition of deferred loyalty revenue. Excluding the change in deferred loyalty revenue, comparable restaurant revenue decreased 1.3%. Comparable restaurant revenue includes a 3.0% decrease in guest count, offset in part by a 1.7% increase in average guest check. The increase in average guest check resulted from a 2.8% increase in net menu prices, partially offset by a 1.1% decrease from menu mix. The decrease in menu mix was primarily driven by guest adoption of our new value offering and growth in our catering business that contributes to a lower average guest check than our other channels. In addition, restaurant revenue decreased $6.5 million due to the closure of 18 locations compared to the third quarter of fiscal 2024.
Restaurant revenue decreased $17.6 million, or 1.9%, in the year to date period of fiscal 2025, as compared to the comparable period of fiscal 2024. Comparable restaurant revenue decreased $0.3 million, or 0.0% including change in recognition of deferred loyalty revenue. Excluding the change in deferred loyalty revenue, comparable restaurant revenue increased 0.6%. Comparable restaurant revenue includes a 4.5% increase in average guest check, offset in part by a 3.9% decrease in guest count. The increase in average guest check resulted from a 5.2% increase in net menu prices, partially offset by a 0.7% decrease from menu mix. The decrease in menu mix was primarily driven by growth in our catering business that contributes to a lower average guest check than our other channels. In addition, restaurant revenue decreased $17.3 million due to the closure of 18 locations compared to the third quarter of fiscal 2024.
Franchise revenue increased by $0.3 million, or 8.6%, in the third quarter of fiscal 2025 compared to the same period of fiscal 2024, primarily due to transfer fee revenue earned in conjunction with a franchisee to franchisee transaction. Franchise revenue decreased by $1.7 million, or 13.4%, in the year to date periods of fiscal 2025 compared to the same period of fiscal 2024, driven by a decrease in the franchisee contribution rate for marketing programs and lower franchise royalties, offset partially by transfer fee revenue earned in conjunction with a franchisee to franchisee sale. Franchise restaurants reported a decrease of 2.1% in comparable restaurant revenue in the third quarter of fiscal 2025 compared to the same period in fiscal 2024 and a decrease of 2.2% for the year to date period of fiscal 2025 compared to the same period in fiscal 2024.
Other revenue decreased $0.1 million and $2.9 million in the third quarter and year to date periods of fiscal 2025, respectively, compared to the same periods of fiscal 2024. The decrease in the year to date period is primarily related to lower gift card breakage in the current year.
Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2025	October 6, 2024	Percent Change	October 5, 2025	October 6, 2024	Percent Change
Cost of sales	$65,158	$65,105	0.1%	$218,344	$224,759	(2.9)%
As a percent of restaurant revenue	25.0%	24.1%	0.9%	23.6%	23.8%	(0.2)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume.

Cost of sales as a percentage of restaurant revenue increased 90 basis points for the third quarter of fiscal 2025 as compared to the comparable period in fiscal 2024. The increase was primarily driven by an increase in commodity prices in the current year, increased discounts related to our value offerings, and vendor credits that reduced cost of sales in 2024, partially offset by menu price increases and cost savings initiatives.
Cost of sales as a percentage of restaurant revenue decreased 20 basis points for the year to date period of fiscal 2025 as compared to the comparable period in fiscal 2024. The decrease was primarily driven by cost saving initiatives and menu price increases, partially offset by an increase in commodity prices.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2025	October 6, 2024	Percent Change	October 5, 2025	October 6, 2024	Percent Change
Labor	$97,238	$107,692	(9.7)%	$340,005	$370,559	(8.2)%
As a percent of restaurant revenue	37.3%	39.8%	(2.5)%	36.7%	39.3%	(2.6)%
Labor costs include restaurant level hourly wages and management salaries as well as related taxes and benefits.
Labor as a percentage of restaurant revenue decreased 250 basis points for the third quarter of fiscal 2025 compared to the same period in fiscal 2024. The decrease was primarily driven by ongoing efforts to increase hourly and management labor efficiency, reduced turnover and benefit from menu price increases, partially offset by wage inflation and deleverage from reduced guest counts.
Labor as a percentage of restaurant revenue decreased 260 basis points for the year to date period of fiscal 2025 compared to the same period in fiscal 2024. The decrease was primarily driven by ongoing efforts to increase hourly and management labor efficiency, reduced turnover and benefit from menu price increases, partially offset by wage inflation and deleverage from reduced guest counts.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2025	October 6, 2024	Percent Change	October 5, 2025	October 6, 2024	Percent Change
Other operating	$49,160	$49,740	(1.2)%	$166,292	$168,014	(1.0)%
As a percent of restaurant revenue	18.8%	18.4%	0.4%	18.0%	17.8%	0.2%
Other operating costs include costs such as repair and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs.
Other operating costs as a percentage of restaurant revenue increased 40 basis points for the third quarter of fiscal 2025 compared to the same period in fiscal 2024. The increase was primarily driven by higher third party commission expenses associated with the increase in third party delivery sales, vendor credits that reduced other operating costs in 2024, and deleverage from reduced guest counts, partially offset by benefit of menu price increases.
Other operating costs as a percentage of restaurant revenue increased 20 basis points for the year to date period of fiscal 2025 compared to the same period in fiscal 2024. The increase was primarily driven by higher third party commission expenses associated with the increase in third party delivery sales, vendor credits that reduced other operating costs in 2024, and deleverage from reduced guest counts, partially offset by benefit of menu price increases.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2025	October 6, 2024	Percent Change	October 5, 2025	October 6, 2024	Percent Change
Occupancy	$23,531	$23,826	(1.2)%	$80,056	$79,850	0.3%
As a percent of restaurant revenue	9.0%	8.8%	0.2%	8.6%	8.5%	0.1%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs.

Occupancy costs as a percentage of restaurant revenue for the third quarter of fiscal 2025 increased 20 basis points compared to the same period in fiscal 2024. The increase is primarily due to an increase in general liability insurance reserves, and deleverage from reduced guest counts, offset in part by menu price increases and reduced rent associated with the closure of 18 locations since the third quarter of fiscal 2024.
Occupancy costs as a percentage of restaurant revenue for the year to date period of fiscal 2025 increased 10 basis points compared to the same period in fiscal 2024. The increase is primarily due to the impact of increases in fixed rents and general liability insurance reserves, and deleverage from reduced guest counts, offset in part by menu price increases and reduced rent associated with the closure of 18 locations since the third quarter of fiscal 2024.
Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2025	October 6, 2024	Percent Change	October 5, 2025	October 6, 2024	Percent Change
Depreciation and amortization	$12,019	$13,330	(9.8)%	$39,031	$44,886	(13.0)%
As a percent of total revenues	4.5%	4.9%	(0.4)%	4.1%	4.7%	(0.6)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses.
For the third quarter of fiscal 2025, depreciation and amortization expense as a percentage of revenue decreased 40 basis points compared to the comparable period in fiscal 2024, primarily due to asset impairments and restaurant closures.
For the year to date period of fiscal 2025, depreciation and amortization expense as a percentage of revenue decreased 60 basis points compared to the comparable period in fiscal 2024, primarily due to asset impairments, restaurant closures, and a sale-leaseback transaction that closed in the first quarter of fiscal 2024, reducing the depreciable asset base.

General and Administrative Expenses

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2025	October 6, 2024	Percent Change	October 5, 2025	October 6, 2024	Percent Change
General and administrative	$16,912	$20,823	(18.8)%	$61,320	$63,277	(3.1)%
As a percent of total revenues	6.4%	7.6%	(1.2)%	6.5%	6.6%	(0.1)%
General and administrative costs include all corporate and administrative functions. Components of this category include restaurant support center, regional, and franchise support salaries and benefits, travel, professional and consulting fees, corporate information systems, legal expenses, office rent, training, and Board of Directors' expenses.
General and administrative costs in the third quarter of fiscal 2025 were $16.9 million, a decrease of $3.9 million compared to the comparable period in fiscal 2024. The decrease is primarily related to a reduction in team member costs associated with lower headcount and cost incurred for annual partner recognition events in the prior year, partially offset by higher accrued incentive compensation expense due to the Company's increased financial performance.
General and administrative costs in the year to date period of fiscal 2025 were $61.3 million, a decrease of $2.0 million compared to the comparable period in fiscal 2024. The decrease is primarily related to a reduction in team member costs associated with lower headcount and cost incurred for annual partner recognition events in the prior year. This decrease is partially offset by higher accrued incentive compensation expense due to the Company's increased financial performance and higher costs associated with noncash stock-based compensation expense.
Selling Expenses

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2025	October 6, 2024	Percent Change	October 5, 2025	October 6, 2024	Percent Change
Selling	$6,797	$5,467	24.3%	$22,523	$31,052	(27.5)%
As a percent of total revenues	2.6%	2.0%	0.6%	2.4%	3.2%	(0.8)%
Selling costs are comprised of all marketing and advertising costs.
Selling costs in the third quarter of fiscal 2025 were $6.8 million, an increase of $1.3 million compared to the comparable period in fiscal 2024. The increase was primarily driven by paid media spend in the current fiscal quarter as we support our new marketing strategy.
Selling costs in the year to date period of fiscal 2025 were $22.5 million, a decrease of $8.5 million compared to the comparable period in fiscal 2024. The decrease was primarily driven by intentionally reduced paid media spend in the first half of the current fiscal year as we developed our new marketing strategy that launched in the third quarter.
Interest Expense
Interest expense for the third quarter of fiscal 2025 and fiscal 2024 was $6.0 million and $6.3 million, respectively. The $0.3 million decrease was primarily due to less debt in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, offset partially by an increase in the weighted average interest rate to 14.3% in the third quarter of fiscal 2025 compared to 14.0% in the third quarter of fiscal 2024. Average outstanding debt was $174.4 million and $191.6 million for the third quarter of fiscal 2025 and fiscal 2024, respectively.
Interest expense for the year to date period of fiscal 2025 and fiscal 2024 was $19.9 million and $18.9 million, respectively. The $1.0 million increase was primarily due to an increase in the weighted average interest rate to 14.2% in the year to date period of fiscal 2025 compared to 13.3% in the year to date period of fiscal 2024. Average outstanding debt was $180.3 million and $185.2 million for the year to date periods of fiscal 2025 and fiscal 2024, respectively.
Income Tax Provision (Benefit)
Income tax provision was $0.3 million in the third quarter of fiscal 2025, compared to an income tax benefit of $0.1 million in the third quarter of fiscal 2024.
Income tax provision was $0.2 million in the year to date period of fiscal 2025 compared to an income tax provision of $0.0 million in the year to date of period of fiscal 2024.
The taxes recognized are immaterial as the Company has net operating losses and tax credits to reduce current taxes and a full valuation allowance against all deferred taxes, which collectively minimize the taxes paid and recognized.

Non-GAAP Financial Measures
A reconciliation of Restaurant revenue to restaurant level operating profit is detailed in the table below:

	Twelve Weeks Ended			Forty Weeks Ended
(Dollars in thousands)	October 5, 2025	October 6, 2024	Increase (Decrease)	October 5, 2025	October 6, 2024	Increase (Decrease)
Restaurant revenue	$260,909	$270,605	(3.6)%	$926,024	$943,630	(1.9)%
Restaurant operating costs:
Cost of sales	65,158	65,105	0.1%	218,344	224,759	(2.9)%
Labor	97,238	107,692	(9.7)%	340,005	370,559	(8.2)%
Other operating	49,160	49,740	(1.2)%	166,292	168,014	(1.0)%
Occupancy	23,531	23,826	(1.2)%	80,056	79,850	0.3%
Total restaurant operating costs	$235,087	$246,363	(4.6)%	$804,697	$843,182	(4.6)%

Restaurant level operating profit(1)	$25,822	$24,242	6.5%	$121,327	$100,448	20.8%
(1) Restaurant level operating profit is a non-GAAP measure. See below for definition of and a reconciliation of restaurant level operating profit to Income from Operations and Income from Operations as a percentage of total revenues.

	Twelve Weeks Ended			Forty Weeks Ended
(Dollars in thousands)	October 5, 2025	October 6, 2024	Increase (Decrease)	October 5, 2025	October 6, 2024	Increase (Decrease)
Restaurant revenue	$260,909	$270,605	(3.6)%	$926,024	$943,630	(1.9)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	25.0%	24.1%	90	23.6%	23.8%	(20)
Labor	37.3	39.8	(250)	36.7	39.3	(260)
Other operating	18.8	18.4	40	18.0	17.8	20
Occupancy	9.0	8.8	20	8.6	8.5	10
Total restaurant operating costs	90.1%	90.9%	(80)	86.9%	89.3%	(240)

Restaurant level operating profit	9.9%	9.0%	90	13.1%	10.6%	250
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes net income (loss), income (loss) per diluted share, and adjusted net income (loss) per diluted share for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Net income (loss) as reported	$(18,419)	$(18,876)	$(13,177)	$(37,825)

Income (loss) per share - diluted:
Net income (loss) as reported	$(1.03)	$(1.20)	$(0.74)	$(2.42)
Stock-based compensation expense(1)	0.08	0.13	0.31	0.33
Other charges (gains), net:
Gain on sale of restaurant property	—	—	(0.07)	(0.47)
Asset impairment and restaurant closure costs, net	0.05	—	(0.03)	0.11
Severance and executive transition	0.03	—	0.11	0.07
Litigation contingencies	0.18	0.02	0.18	0.07
Asset disposal and other, net	0.10	0.08	0.19	0.26
Income tax effect	(0.11)	(0.06)	(0.18)	(0.10)
Adjusted net income (loss) per share - diluted(2)	$(0.70)	$(1.03)	$(0.23)	$(2.15)

Weighted average shares outstanding:
Basic	17,914	15,754	17,732	15,652
Diluted	17,914	15,754	17,732	15,652
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

The following table summarizes net income (loss), EBITDA, and adjusted EBITDA for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
(Dollars in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Net income (loss) as reported	$(18,419)	$(18,876)	$(13,177)	$(37,825)
Interest expense, net	5,909	6,193	19,594	18,504
Income tax provision (benefit)	273	(98)	174	43
Depreciation and amortization	12,019	13,330	39,031	44,886
EBITDA	(218)	549	45,622	25,608

Stock-based compensation expense(1)	1,405	2,122	5,483	5,151
Other charges (gains), net:
Gain on sale of restaurant property	—	—	(1,137)	(7,425)
Asset impairment and restaurant closure costs, net	911	3	(494)	1,728
Severance and executive transition	539	22	1,878	1,104
Litigation contingencies	3,155	271	3,178	1,047
Asset disposal, and other, net	1,821	1,236	3,421	4,033
Adjusted EBITDA(2)	$7,613	$4,203	$57,951	$31,246
(1) Consists of compensation expense associated with stock-based awards including phantom performance awards that may be settled in stock or cash at the Company’s option.
(2) Beginning in the fiscal first quarter of fiscal 2025, the Company revised its definition of Adjusted EBITDA to exclude noncash stock-based compensation expense. The Company believes this change provides investors with a better understanding of our financial performance from period to period. Previously reported results have been revised to reflect the new presentation.
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

The following table summarizes Income (loss) from operations and Restaurant level operating profit for the periods presented:

	Twelve Weeks Ended				Forty Weeks Ended
(Dollars in thousands)	October 5, 2025		October 6, 2024		October 5, 2025		October 6, 2024
Income (loss) from operations	$(12,113)	(4.6)%	$(12,877)	(4.7)%	$6,765	0.7%	$(19,551)	(2.0)%

Less:
Franchise revenue	3,265	1.2%	3,007	1.1%	10,940	1.2%	12,635	1.3%
Other revenue	954	0.4%	1,026	0.4%	4,218	0.4%	7,068	0.7%

Add:
Other charges (gains), net	6,426	2.4	1,532	0.6%	6,846	0.7	487	0.1%
General and administrative expenses	16,912	6.4	20,823	7.6%	61,320	6.5	63,277	6.6%
Selling	6,797	2.6	5,467	2.0%	22,523	2.4	31,052	3.2%
Depreciation and amortization	12,019	4.5	13,330	4.9%	39,031	4.1	44,886	4.7%
Restaurant level operating profit	$25,822	9.9%	$24,242	9.0%	$121,327	13.1%	$100,448	10.6%
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our revolving Credit Facility. Cash and cash equivalents, and restricted cash decreased $8.5 million to $30.9 million as of October 5, 2025, from $39.4 million at the beginning of the fiscal year. As of October 5, 2025, the Company had approximately $50.7 million in liquidity, including cash and cash equivalents and $29.0 million available borrowing capacity under our credit facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 5, 2025	October 6, 2024
Net cash provided by operating activities	$26,003	$1,840
Net cash (used in) provided by investing activities	(18,976)	4,873
Net cash (used in) financing activities	(15,555)	(7,990)
Net change in cash and cash equivalents, and restricted cash	$(8,528)	$(1,277)
Operating Cash Flows
Net cash flows provided by operating activities increased $24.2 million to $26.0 million for the year to date period of fiscal 2025 compared to $1.8 million for the comparable period in fiscal 2024. The increase in net cash provided by operating activities is primarily attributable to the increase in restaurant level profitability and reduced selling expenses.
Investing Cash Flows
Net cash flows used in investing activities was $19.0 million for the year to date period of fiscal 2025, as compared to net cash flows provided by investing activities of $4.9 million for the comparable period in fiscal 2024. The $23.9 million decrease in cash flows from investing activities is primarily due to an increase in capital expenditures and lower proceeds from the sale of restaurant locations in the current year period as compared to the prior year period.
The following table lists the components of our capital expenditures for the periods presented (in thousands):

	Forty Weeks Ended
	October 5, 2025	October 6, 2024
Restaurant improvement capital and other	$13,522	$9,772
Technology, infrastructure, and other	11,550	9,642
Total capital expenditures	$25,072	$19,414
Financing Cash Flows
Net cash flows used in financing activities was $15.6 million for the year to date period of fiscal 2025, as compared to $8.0 million for the comparable period in fiscal 2024. Cash flows used in financing activities in the year to date period of fiscal 2025 primarily relate to the repayment of debt with cash flow from operations and net proceeds from the sale of three restaurant locations. Cash flows used in financing activities in the comparable period in fiscal 2024 primarily relate to the net repayment of debt with the net proceeds from the sale-leaseback transaction.
Credit Facility
As of October 5, 2025, the Company had outstanding borrowings under the Credit Facility of $177.7 million. As of October 5, 2025, the Company had $29.0 million of available borrowing capacity under its Credit Facility and $8.8 million of letters of credit issued against cash collateral. The Company's cash collateral is reported in Restricted cash on our Condensed Consolidated Balance Sheets. See Note 6 for more information regarding our borrowings.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a net total leverage ratio covenant. As of October 5, 2025, we were in compliance with all debt covenants.

Working Capital
We typically maintain current liabilities in excess of our current assets, which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our Credit Facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our borrowing capacity under the Credit Facility, and cash on hand, will be sufficient to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75.0 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75.0 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through October 5, 2025, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16,520,000. The Company completed no share repurchases during the periods presented. Accordingly, as of October 5, 2025, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024. See Note 8.
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

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: our business objectives and strategic plans; strategies with respect to financial flexibility; capital structure initiatives; our refinancing efforts, including but not limited to the amendment to our credit agreement; our financial condition, including working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy our anticipated cash requirements and fund capital expenditures; our expectations about restaurant operating costs, including labor, food, supplies, and other commodities, as well as interest rates, and our ability to mitigate potential increases in such costs; our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities, and taxes; the seasonality of our business; and our purchase commitments and lease and litigation contingencies and the adequacy of our reserves for legal matters.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Item 1A Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the effectiveness of the Company's strategic initiatives, including our strategic plan, labor and service models, and operational improvement initiatives and our ability to execute on such strategic initiatives; the global and domestic economic and geopolitical environment including tariffs, counter-tariffs and other trade barriers; our ability to effectively compete in the industry and attract and retain guests; the adequacy of cash flows and the cost and availability of capital or credit facility borrowings; our ability to service our debt and comply with the covenants in our credit facility; a privacy or security breach or a failure of our information technology systems; the effectiveness and timing of the Company's marketing and branding strategies and impact on reputation, including the loyalty program and social media platforms; changes in consumer preferences; leasing space including the location of such leases in areas of declining traffic; changes in cost and availability of commodities and the uncertain impact of tariffs or other potential disruptions in the supply chain; interruptions in the delivery of food and other products from third parties; pricing increases and labor costs; changes in consumer behavior or preference; aging technology infrastructure; expanding our restaurant base; maintaining and improving our existing restaurants; potential acquisitions or refranchising of our restaurants; our geographic concentration in the Western United States; the retention of our management team; our ability to recruit, staff, train, and retain our workforce; operating conditions, including adverse weather conditions, natural disasters, pandemics, and other events affecting the regions where our restaurants are operated; actions taken by our franchisees that could harm our business or reputation; negative publicity regarding food safety or health concerns; protection of our intellectual property rights; changes in laws and regulations affecting the operation of our restaurants; and an increase in litigation or legal claims by team members, franchisees, customers, vendors, stockholders, and others; and the other Risk Factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of October 5, 2025, we had $177.7 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in a pre-tax interest expense fluctuation of $1.8 million on an annualized basis.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Commodity Price Risks
We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, weather, seasonality, production, trade policy, and other factors. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases, therefore an increase in food and beverage costs could negatively impact our profitability.
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
For further information related to our litigation contingencies, see Note 8 in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 26, 2025. There have been no material changes from the risk factors disclosed in the fiscal year such Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2025, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.

ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the third quarter ended October 5, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Fourth Amendment to Credit Agreement
On November 7, 2025, the Company entered into an amendment to its Credit Agreement (the “Fourth Amendment”), by and among the Company, Red Robin International, Inc., as the borrower (the “Borrower”), certain subsidiary guarantors party thereto, certain lenders party thereto (constituting all Lenders) and Fortress Credit Corp., as administrative agent and as collateral agent (the “Agent”), which amends the Credit Agreement, dated as of March 4, 2022 (as amended by that certain First Amendment, dated as of July 17, 2023, that certain Second Amendment, dated as of August 21, 2024, that certain Third Amendment, dated as of November 4, 2024, the “Credit Agreement”, and by the Fourth Amendment, the “Amended Credit Agreement”), by and among the Company, the Borrower, the lenders and issuing banks from time to time party thereto, the Agent and the other parties from time to time party thereto. All capitalized terms not defined herein have the meanings given to them in the Amended Credit Agreement.
The Fourth Amendment provides additional flexibility to continue to implement our business strategy by extending each of the Initial Term Facility Maturity Date and the Revolving Facility Maturity Date with respect to the Revolving Facility in effect on the Closing Date by 6 months from March 4, 2027 to September 3, 2027.
The summary descriptions of the Fourth Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Fourth Amendment, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

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

(10.1)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Meghan Spuler, effective August 27, 2025. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K filed on August 29, 2025.

10.2
Amendment No. 4, dated November 7, 2025, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp, and the lenders party thereto, to Credit Agreement date March 4, 2022.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 5, 2025 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 5, 2025 and December 29, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve and forty weeks ended October 5, 2025 and October 6, 2024; (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) at October 5, 2025 and October 6, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen and forty weeks ended October 5, 2025 and October 6, 2024; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 10, 2025	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)