Form 10-K
period 2025-12-28
RED ROBIN GOURMET BURGERS INC
filed 2026-02-25
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025

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
Securities Registered Pursuant to Section 12(g) of the Act: None.
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The Nasdaq Global Select Market) was $83.1 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 18,074,472 shares of common stock outstanding as of February 18, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2026 annual meeting of stockholders, which will be filed within 120 days of December 28, 2025 (the "2026 Proxy Statement").

i

RED ROBIN GOURMET BURGERS, INC.
i

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are not historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements may relate to, among other things: (i) our First Choice plan and other future plans, priorities, strategies, efforts and performance, including growth strategies, operations improvement efforts, cost savings, guest traffic, expense management, tactical refranchising, and improvements and enhancements to our restaurant environments; (ii) our expectations about pricing and average check size; (iii) our expectations regarding the labor market; (iv) anticipated capital deployment initiatives, including improving existing restaurants and infrastructure, investing in new technology, paying down debt, investing in marketing to grow traffic, and executing on our long-term transformation strategy; (v) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs; (vi) anticipated legislation and other regulation of our business; (vii) anticipated continued investments in our partnership with Donatos®; (viii) our expectations about future cash flows, liquidity, debt refinancing, restaurant closures, and taxes; (ix) our expectations regarding competition; and (x) our expectations regarding sales, demand, traffic, consumer preferences, and consumer discretionary spending; (xi) our expectations regarding the implementation and anticipated benefits of our corporate responsibility initiatives; (xii) our ability to successfully implement our health and food safety programs; (xiii) our ability to successfully implement our data-driven marketing capabilities, promotions, and other marketing initiatives; (xiv) the seasonality of our business; (xv) our expectations and other statements regarding market risk including interest rates, commodity prices and other factors; and (xvi) the risks discussed under Risk Factors below.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. Factors that could cause or contribute to such differences include those described under "Part I - Item 1A. Risk Factors" of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements included in this and other reports we file with the SEC.
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
i

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation, that, together with its subsidiaries, primarily operates, franchises, and develops casual dining restaurants in North America famous for serving more than 20 craveable, high-quality burgers with Bottomless Steak Fries® and sides in a fun environment welcoming to guests of all ages.
We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc. and consummated a reorganization of the Company. In 2002, we completed our initial public offering, listing on The Nasdaq Global Select Market. Unless otherwise provided in this Annual Report on Form 10-K, references to "Red Robin," "we," "us," "our", or the "Company" refer to Red Robin Gourmet Burgers, Inc. and its consolidated subsidiaries.
As of the end of our fiscal year on December 28, 2025, there were 475 Red Robin locations in North America. As of December 28, 2025, the Company owned 385 restaurants located in 39 states, and had 90 franchised restaurants in 13 states and one Canadian province. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchise and Licensing Arrangements" for additional information about our franchise program.
The Company operates its business as one operating and one reportable segment. Financial information for our operating segment is included in the Notes to the Consolidated Financial Statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. We refer to our fiscal years as 2025, 2024, and 2023 throughout this Annual Report on Form 10-K. Our fiscal years, fiscal year end dates, and the number of weeks in each period are summarized in the table below:

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2025	December 28, 2025	52
2024	December 29, 2024	52
2023	December 31, 2023	53
Upcoming Fiscal Years:
2026	December 27, 2026	52
2027	December 26, 2027	52
Business Strategy
In July of 2025, the Company released its First Choice strategic plan, which is designed to drive long-term stockholder value and make Red Robin the "first choice" for guests, team members, and investors. The First Choice plan consists of the following:
•Hold Serve - Protect and build on the established foundation:
◦Maintain and improve operational efficiencies and effectiveness
◦Deliver quality food and hospitality every time
◦Sustain and extend restaurant level financial performance and expense management
•Drive Traffic - Creatively engage with guests and inspire visitation:
◦Identify and remove barriers to trial and repeat visits
◦Implement the First Choice marketing plan to inspire new and returning guests
◦Deliver value for the money to every guest in a family friendly environment
•Find Money - Manage expenses and assets to reduce debt and allow for critical investments:
◦Deliver consistent financial performance
◦Reduce expenses across the system
◦Tactically refranchise select Company owned restaurants and markets
◦Reduce debt and refinance to deliver interest savings through strategic refinancing

•Fix Restaurants - Invest in the physical estate to improve the overall dining experience:
◦Address deferred maintenance needs to achieve a competitive standard
◦Improve guest facing surroundings to reduce barriers to trial and repeat visitation
◦Invest in new technology
•Win Together - Create a high-performance environment that attracts and retains the best industry talent:
◦Create a "guest facing" culture
◦Cultivate an ownership mentality
◦Reward performance
◦Develop leaders
◦"Do the right thing"
The Red Robin vision is to be the most loved restaurant brand in the communities we serve.
Restaurant Concept
With our menu of hand-pressed, craft burgers and American favorites, creative beverage menu, over 30 bottomless items, energetic atmosphere, and playful environment that connects families of all kinds, our brand not only carries great memories for our most loyal guests but also appeals to a broad demographic. Our guests enjoy the playful spirit of our experience and the comfort they feel with friends and family across a diverse and multi-generational demographic.
We pride ourselves on our gourmet burgers and other mainstream favorites served in a casual, playful atmosphere. Our menu features our signature product, a line of gourmet burgers with layers of fresh ingredients and premium quality, fresh ground beef. We also offer burgers made with other proteins including chicken breasts (grilled or fried), turkey patties, as well as a proprietary vegetarian patty and the Impossible™ plant-based burger patty. We offer a selection of buns, including gluten free, sesame, brioche, and lettuce wraps, with a variety of toppings, including house-made sauces, crispy onion straws, sautéed mushrooms, several cheese choices, and a sunny-side up egg. All of our burgers are served with a choice from nine bottomless sides including steak fries, broccoli, garlic fries and more. We specialize in customizing our menu items to meet our guests' dietary needs and preferences and have received recognition from experts in the allergen community. In addition to burgers, which accounted for 54% of food sales in fiscal 2025, Red Robin serves an array of other mainstream favorites that appeal to our guests. These items include a variety of foods like Donatos® pizza (available at select locations), wings, salads, other entrees, and desserts. We also offer a range of single-serve and shareable desserts as well as our handspun milkshakes. Our beverages include signature alcoholic and non-alcoholic specialty drinks, cocktails, wine, and a variety of domestic, imported and craft beers.
We strive to customize the pace of the experience for our guests based on their occasion, from accommodating time-pressured meals to offering a place to relax and connect with family and friends. We call this the "gift of time". Red Robin also has an extraordinary approach to guest service, and we have cataloged thousands of stories of Red Robin team members who live our values. Many examples can be found on our website, www.redrobin.com. Note that our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
We also strive to provide our guests with exceptional dining value and the ability to customize their experience. To build on our value proposition, Red Robin released the Big Yummm Burger Deal in fiscal 2025 to deliver a compelling, affordable meal option that reinforces Red Robin's commitment to great taste and value. In fiscal 2025, we had an average check per guest of $18.76, which was a 5.3% increase compared to fiscal 2024. We believe our price-to-value relationship, featuring our innovative array of quality, "instaworthy" burgers and beverages, and over 30 bottomless items, differentiates us from our casual dining competitors and allows us to appeal to a broad base of middle income, multi-generational consumers.
Corporate Responsibility
Red Robin is a company that cares; we strive to impact guests, team members, communities, and our planet for the better. In fiscal 2025, we published our fourth sustainability report and Sustainability Accounting Standards Board (the "SASB") Restaurant Industry disclosures, which is available on our website at ir.redrobin.com. The contents of the sustainability report, our SASB Restaurant Industry disclosures and our website are not incorporated by reference into this Form 10-K. We review our corporate responsibilities, at the stakeholder, Board of Directors, and management level and incorporate corporate responsibility initiatives into our strategic planning.
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
As part of our human capital management strategy, we focus on the following areas:
Our Team Members
As of December 28, 2025, we had 18,852 team members, consisting of 18,647 team members at Company-owned restaurants and 205 Restaurant Support Center team members.
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
Our compensation programs are designed to compensate our team members fairly for their level of experience and overall contribution to our business. We leverage our rewards to motivate our team members to do what is necessary in our mission to deliver a best-in-class guest experience. For our operations leaders, we utilize a performance-based compensation program. Our individual restaurant managers and multi-restaurant operators are referred to as "Managing Partners" and "Market Partners," respectively (and collectively, "Partners"). Under this compensation program, Partners earn a base salary plus a performance bonus, which is linked to their respective restaurant or market operating profit. Additionally, Market Partners are eligible to receive equity-based awards. We believe providing each Partner with a direct and uncapped financial incentive attracts and retains the best talent in the industry and incentivizes each Partner to take action to drive growth in the restaurant or market they manage. We also believe this program rewards our Partners for making the right day-to-day decisions to satisfy our guests, lead our team members, and meet our financial objectives.
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
Restaurant Management
Our typical restaurant management team consists of a Managing Partner, an Assistant General Manager, and a Kitchen Manager. Depending on restaurant sales volume and other factors, we may also utilize multi-unit Managing Partners, Service Managers, Associate Managers, and/or Shift Supervisors. The restaurant management team is responsible for the day-to-day operations, operating results, and other matters including hiring, training, and staffing. Our typical restaurant employs 35 to 60 team members, most of whom work part-time on an hourly basis. We believe that a full complement of restaurant managers rationalized for restaurant sales volume and other factors is important to successful restaurant operations.
We expect our restaurant management teams to provide leadership at the restaurant as if the management team was the "owner" of the restaurant including localized decision-making with support of multi-unit field operations leaders when appropriate. For example, we expect restaurant management teams to engage in meaningful activities at the local level.
Learning and Development
We strive to maintain quality and consistency in each of our restaurants through the training and development of team members and the establishment of, and adherence to, high performance standards, guest satisfaction, food and beverage preparation, and the appearance of our restaurants. Our training programs are anchored in a blended learning design, combining digital content with on-the-job training supported by a restaurant team of Certified Learning Coaches under the leadership of a Head Learning Coach and the restaurant's Managing Partner. This approach, culminating in a final skills certification, sets our new team members up for immediate success as they start their Red Robin career. Team members seeking advancement have the opportunity to further their career as a Shift Supervisor through our Management training program. We continue to focus on hiring, training, and retaining our team members as we believe this is key to maintaining quality and consistency in each of our restaurants.
New restaurant managers participate in our eight-week Management Foundations training program. This program develops each manager's skills, with emphasis on three areas: knowledge of Red Robin's standards and processes, flawless shift execution to deliver a great guest experience, and effective coaching of team members.
These learning and development practices at the restaurants support our talent pipeline to develop and promote our restaurant management team members from within.
Team Member Engagement
We regularly collect feedback to better understand and improve team member experience and identify opportunities to strengthen our culture. We welcome open, candid feedback to promote team members feeling heard and engaged and to better support the experience of our team members. We accomplish this through a variety of programs and forums, including team member engagement surveys, one-on-one coaching, Town Hall meetings, leadership conferences, and onboarding and exit surveys. In addition to these structured programs and forums, we maintain an open-door policy at all levels of the Company.
In fiscal 2025, we conducted two team member period pulse surveys to gather feedback from each team member. We utilize the surveys to gather insights from our team member population and create action plans from this data to continue to enhance our workplace. We also offer the use of this survey tool to gain feedback when key events occur, so we can quickly respond to suggestions and concerns when they arise. We believe this tool provides us with key insights into what team members need from the Company, assisting with retention and contributing to our positive workplace culture.
Food Safety and Purchasing
Our food safety and quality assurance programs help manage our commitment to safe, quality ingredients and responsible food preparation and service. Our Food Safety Management Program is a set of systems designed to protect from risk and control hazards. We provide detailed specifications for our proprietary food ingredients, products, and supplies to our suppliers. We qualify and require outside third party certification audits on an annual basis for all of our food and beverage suppliers (excluding alcoholic beverages, which are held to different auditing standards), as well as growers. The certifications must comply with the Global Food Safety Initiative, if applicable. In addition, our beef suppliers must perform a Red Robin Beef Standard third party audit. Our restaurant leaders must pass and maintain an accredited manager-level food safety and sanitation certification. We maintain strict food safety protocols, including safe cooking temperature requirements, food handling procedures, cooling procedures, and frequent temperature and quality checks, for the safety and quality of the food we serve in our restaurants. In order to provide fresh ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to confirm that the products received meet our safety and quality specifications. Additionally, we engage an independent auditing company to perform unannounced comprehensive food safety and sanitation assessments at least three times a year in all Company-owned and franchised restaurants. If an assessment identifies any gaps, a documented plan is created to address it. A similar follow-up requirement is in place for government regulatory inspections.

To enhance our purchasing efficiencies and obtain competitive prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements that may include fixed price contracts that can vary in term or formula-based pricing agreements that can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in fiscal 2025, ground beef represented approximately 18%, potatoes represented approximately 12%, and poultry represented approximately 10%. We monitor the market for the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. As tactics to manage the risk of volatile cost increases and available product supply, we enter into fixed-price purchase commitments for certain commodities; however, it may not be possible for us to do so from time to time or at all with respect to certain commodities, or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain. As of December 28, 2025, approximately 53% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of fiscal 2026.
Restaurant Investments
Under our First Choice plan, we have begun, and plan to continue, investing in our restaurants by addressing critical deferred maintenance needs, such as flooring updates, internal finishings, furniture repairs, and exterior improvements that directly impact guest perceptions and experience, as well as in new technology.
Donatos®
In 2020, we launched our partnership with Donatos®, a high-quality pizza brand "nested" inside a portion of Red Robin restaurants. Through this partnership, these restaurants prepare and serve Donatos® branded pizzas to our dine-in and off-premises guests. Pursuant to a licensing arrangement, we pay royalties on sales of Donatos® pizza products to Donatos®. As of December 28, 2025, we offer Donatos pizza at 260 restaurants.
Restaurant Franchise and Licensing Arrangements
As of December 28, 2025, our franchisees operated 90 restaurants in 13 states and British Columbia, Canada. Our two largest franchisees owned a total of 46 restaurants located in Pennsylvania, Michigan, Ohio, and Texas. Franchise revenue primarily includes royalty income and advertising fund contributions, which are calculated as a percentage of sales for each franchisee.
Franchise Compliance Assurance
We actively work with and monitor our franchisees' performance to help them develop and operate their restaurants in compliance with Red Robin's standards, systems, and procedures. We may provide advice to franchisees on menu items, training, and equipment and food purchases. We also exchange best operating practices with our franchisees as we strive to improve our operating systems while attaining a high level of franchisee participation.
Information Systems and Digital Technology
We leverage information systems and digital technology to deliver seamless guest experience and empower our operations team to fulfill our brand commitments. In our restaurants, these technologies are designed to facilitate operational efficiency and support the guest experience. These technologies include food waste and labor management systems, sales and forecasting tools, inventory management, and operational execution technologies. These technologies are integrated with our point-of-sale system to provide daily, weekly, and period-to-date reporting that is important for our operators to run an efficient and high-performing restaurant. We also engage with our guests through various digital platforms, such as our website, mobile apps, loyalty program, online ordering, and guest feedback surveys.
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
In fiscal 2025, we completed infrastructure modernization efforts to improve performance, stability, and security of current technology solutions, including upgrades to the kitchen display system and other restaurant information technology.
Red Robin accepts electronic payment cards from guests and collects personal information from both guests and team members. We maintain a robust system of data protection and cybersecurity resources, technology and processes to keep Company, guest and team member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate these risks on a periodic basis. We also perform annual and ongoing cybersecurity awareness training for our restaurant management and Restaurant Support Center team members. In addition, our systems undergo an annual assessment to ensure certain levels of system security and procedures are in place to protect our guests' credit card and other personal information in accordance with Payment Card Industry ("PCI") guidelines.

We engage external security assessors and consultants to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from guests and team members.
Marketing and Advertising
Our marketing strategy aims to position Red Robin as the first choice for casual dining in the communities we serve. We leverage data-driven marketing capabilities, creative advertising and craveable products to demonstrate relevance, foster awareness, elevate brand equity, encourage and build consideration, and ultimately drive increases in guest traffic and sales. Our approach encompasses a blend of highly targeted and efficient paid, owned, and earned media channels, including paid search, programmatic digital media, social media, search engine optimization, influencer marketing, public relations and reputation management, social community management, loyalty programs, personalized email marketing, local restaurant marketing, and catering sales. Our digital footprint extends across platforms such as RedRobin.com, our mobile application, social media pages, and availability on select third-party delivery platforms.
Funding for these marketing initiatives is primarily derived from cooperative creative development efforts and national marketing funds. In fiscal 2025, we began deploying a new data-driven marketing initiative, incorporating micro-targeting capabilities to allow us to engage guests more personally, precisely and efficiently than traditional broad-based messaging. This approach to marketing is intended to more efficiently and effectively reach guests. These unique and internally developed algorithms are intended to help us understand guests’ decision-making behaviors and, as a result, allow us to specifically target messaging and promotions in ways that resonate more directly with each guest, through paid media, loyalty and other marketing levers.
Additionally, we utilize guest surveys and satisfaction tools to gather feedback to identify areas for improvement, enhance restaurant performance and track progress. Continuous performance monitoring relative to industry peers, coupled with testing potential business drivers among current and potential guests, promotes our adaptability and responsiveness to market dynamics.
Leveraging our expansive Red Robin RoyaltyTM database, comprising approximately 16.4 million members, and our Customer Data Platform ("CDP"), we gain valuable insights into guest behavior, frequency, and purchase patterns and are able to deliver targeted messaging and offers to drive engagement. Our brand creative and messaging celebrate the shared values and playful spirit of both our guests and our brand, seamlessly extending across craveable food, distinctive positioning, dine-in experience, and emotional connections with guests.
Central to our vision for future growth is a layered strategic approach that prioritizes increased engagement and visitation of our current guests via the personalization and benefits of our loyalty program, as well as new guest acquisition demonstrating the breadth and quality of our menu and everyday value we provide across all marketing efforts. We firmly believe that this strategic approach positions us for growth in the dynamic landscape of our industry.

Executive Officers
The following table sets forth information about our current executive officers:

Name	Age	Position
David Pace	66	President, Chief Executive Officer, and Member of the Board of Directors
Christopher Meyer	54	Interim Chief Financial Officer
Sarah Mussetter	47	Chief Legal Officer and Secretary
Humera Kassem	49	Chief People Officer
Jesse Griffith	56	Chief Operations Officer
David Pace has served as our President and Chief Executive Officer since April 2025 and as a director since August 2019. Prior to his appointment to the role of President and Chief Executive Officer, he served as the Chair of our Board of Directors. From 2020 to 2024, Mr. Pace served as Co-Chief Executive Officer and director of Tastemaker Acquisition Corporation, a special purpose acquisition company focused on the restaurant, hospitality, and related technology and service sectors. Prior to that, he served as Chief Executive Officer and director of Jamba Juice and President of Carrabba's Italian Grill. He has also held senior leadership roles at Bloomin' Brands, Starbucks, PepsiCo., and Yum! Brands. Mr. Pace currently serves as the independent Chair of the board of directors of Farmer Bros. Co., a publicly traded company.
Christopher Meyer has served as our Interim Chief Financial Officer since December 2025. Mr. Meyer previously served in roles of increasing responsibility at Bloomin' Brands, Inc, from 2004 to April 2024, including most recently as Executive Vice President, Chief Financial Officer from April 2019 to April 2024, when he retired.
Sarah Mussetter has served as our Chief Legal Officer and Secretary since December 2022. She previously held the roles of Associate General Counsel and Vice President, Deputy General Counsel for the Company from 2011 to 2021. Prior to joining the Company, Ms. Mussetter worked for the law firm of Holme Roberts & Owen LLP (now Bryan Cave Leighton Paisner LLP). Most recently, Ms. Mussetter was SVP Deputy General Counsel for Skillsoft Corp from September 2021 to December 2022.
Humera Kassem has served as our Chief People Officer since September 2025. Prior to joining the Company, she served as Chief People Officer of Dave & Buster's from December 2023 to September 2025. From January 2019 to December 2023, she served as an Executive Human Resources Consultant. Prior to that, she held senior human resource roles with companies including Coca-Cola, Delta Airlines, and JCPenney.
Jesse Griffith has served as our Chief Operations Officer since November 2025. He joined the Company in March 2023 as Senior Vice President, Operations. From February 2020 to February 2023, Mr. Griffith served in senior operations roles with Torchy's Tacos. Prior to that, he held senior operations roles with companies including California Pizza Kitchen and Texas Roadhouse.
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
We believe our guest demographics, strong brand recognition, gourmet burgers concept, family friendly atmosphere, attractive price-value relationship, and the quality of our food and service differentiate us from our casual dining competitors. Our competitors include well-established national chains that have more substantial marketing resources. We also compete with many other restaurant and retail establishments for team members.
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

Intellectual Property
We have a number of registered trademarks and service marks, including the Red Robin®, Red Robin Gourmet Burgers®, YUMMM®, Red Robin Gourmet Burgers + Brews®, and Red Robin Royalty® and logos. We have registered these marks, among others, with the United States Patent and Trademark Office, and we have registered various trademarks in certain other international jurisdictions. Pursuant to our licensing arrangement with Donatos®, we license the right to use the Donatos® trademark.
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
Risks Related to Our Indebtedness and Liquidity
Our ability to extend or refinance maturing indebtedness is uncertain and could materially affect our liquidity, financial condition, and operations.
On November 7, 2025, the Company entered into the fourth amendment to our Credit Agreement (the "Fourth Amendment"). The Fourth Amendment extended the maturity dates for our term loans and revolving credit facility by six months, from March 4, 2027 to September 3, 2027, and we are actively working to secure long-term refinancing for our significant total borrowings, which was approximately $170.2 million as of December 28, 2025. Our ability to meet our liquidity and working capital needs depends on our ability to extend or refinance this maturing indebtedness; however, we may not be able to obtain further extensions or refinancing on acceptable terms, or at all. Our ability to secure additional extensions or to refinance maturing indebtedness depends on our future cash flows, financial performance, compliance with the covenants in our credit facility, lender consent, and prevailing credit market conditions. Turmoil in the financial markets can severely restrict the availability of funds for borrowing and may make it more difficult or costly for us to raise capital. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. If we cannot extend or refinance the indebtedness when due, our lenders could accelerate repayment, and we may be required to repay the debt, sell assets at unfavorable prices, seek alternative financing on unfavorable terms, reduce or defer strategic initiatives or capital expenditures, or pursue other actions that could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
If we are unable to service our debt or comply with the financial and other covenants in our credit facility, our financial condition could be negatively affected.
A substantial portion of our cash flows are dedicated to debt service payments. Our business may not continue to generate cash flow from operations in the future that is sufficient to meet our debt service, working capital and capital expenditure needs. Additionally, our current credit facility contains financial and other restrictive covenants, including among others, a total net leverage ratio covenant. A breach of these covenants could result in default, and if such default is not cured or waived, our lenders could accelerate our debt and declare it immediately due and payable. If this occurs, we may not be able to repay or borrow sufficient funds to refinance the debt. We routinely seek to refinance and/or extend the maturity of our indebtedness. Financing may not be available to us due to factors beyond our control, and even if financing is available, it may not be on acceptable terms. A default under our credit facility could cause a material adverse effect on our financial condition, including our liquidity and cash flows.
Risks Related to Our Business
Our business strategy may not be successful or achieve the desired results, which may have an adverse impact on our business, financial condition, and results of operations.
The Company is currently undergoing a significant transformation. In fiscal 2025, we appointed David Pace as our President and Chief Executive Officer and subsequently launched our "First Choice" plan, which is intended to drive long-term stockholder value and position Red Robin as the first choice for guests, team members, and investors. The First Choice plan includes initiatives to hold serve, drive traffic, find money, fix restaurants, and win together with a high performance environment.

These strategies and related initiatives may not result in increased traffic and sustained higher sales or decreased debt and expenses, all of which are important to drive long-term stockholder value. Changes to our operations, capital structure, debt structure, restaurant portfolio, marketing strategies, technology, and restaurants, among other initiatives, may not achieve the business growth and results we expect, which may negatively affect guest satisfaction, guest traffic, sales, profits, or liquidity. Our business and desired results depend upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance we will be able to develop or implement these or other important strategic initiatives in accordance with our expectations or on the expected timeline, or that we have, or will have, sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them in accordance with our expectations or on the expected timeline, which could in turn adversely affect our business, financial condition, and results of operations.
The global and domestic economic and geopolitical environment may negatively affect frequency of guest visits and average ticket spend at our restaurants, which would negatively affect our revenues and our results of operations.
The global and domestic economic and geopolitical environment affects the restaurant industry and may negatively affect us directly and indirectly through our customers, distributors, and suppliers. These conditions include unemployment, weakness in the housing markets, an economic recession or slowdown, volatility in the U.S. stock market and in other financial markets, inflationary pressures, wage rates, tariffs imposed on commodities and other trade barriers, global disputes and tensions, interest rate fluctuations and reduced access to credit or other economic or geopolitical factors that may affect consumer confidence. Additionally, periods of federal government shutdown or significant slowdowns in government operations may affect consumer confidence and delay routine government functions on which we and our suppliers rely. As a result of these conditions, our guests may be apprehensive about the economy and reduce their level of discretionary spending or our operations may be negatively affected. This could affect the frequency with which our guests choose to dine-out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. We believe there is a risk that uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently or at lower priced restaurants on a more permanent basis, which would have a negative effect on our profitability as we spread fixed costs across a lower level of sales.
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
Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit facility and from potential real property sales. We may also seek access to the debt or equity capital markets. Any additional capital raised through the sale of equity may dilute our stockholders' ownership percentages and could also result in a decrease in the market value of our securities.
Our capital deployment strategies include but are not limited to, improving existing restaurants and infrastructure, investing in new technology, paying down debt, investing in marketing to grow traffic, and executing on our long-term transformation strategy. If we experience decreased cash flow from operations, or an inability to access new capital on acceptable terms with acceptable interest rates if needed, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions and any resulting negative effect on our net income, cash flows, or other relevant financial performance metrics under our revolving credit facility could affect our ability to borrow or comply with our covenants under that facility.

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
Our software and information technology systems, as well as those of third parties on which we rely, may contain material vulnerabilities. In the ordinary course of our business, we collect, store, and process personal and payment information relating to our guests, team members, and vendors. We also collect, store, and process sales data, financial information, human resources information, and other sensitive business data. Despite the cybersecurity measures we have implemented, we have experienced cybersecurity incidents in the past and may experience future incidents, including data breaches, phishing attacks, or other unauthorized access to our systems or those of our third-party service providers. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify cybersecurity risks. Our efforts to identify and remediate system vulnerabilities may not prevent or promptly resolve such incidents, which could result in the theft, loss, or unauthorized disclosure of confidential or proprietary information, disruption of restaurant or corporate operations or our supply chain, loss of guest confidence, reputational harm, and significant remediation, legal, regulatory, or other costs.
We maintain a separate insurance policy covering cyber security risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention.
Because of the number of credit card transactions we process, we are required to maintain PCI Data Security Standard compliance at our Restaurant Support Center and Company-owned restaurants. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Our franchisees are separate businesses that have different levels of compliance required depending on the number of credit card transactions processed. If our franchisees fail to maintain the appropriate level of PCI compliance or they experience a security breach, it could negatively impact their business operations, and we could face a loss of royalties or other payments they are required to remit to us, and it could adversely affect our reputation and guest confidence.
If there is a material failure in our information technology systems, our business could be negatively affected, and our systems may be inadequate to support our future growth strategies.
We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of sale systems, financial systems, marketing programs and guest engagement, team member engagement, supply chain management, cybersecurity, and various other processes and transactions. We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Our ability to operate effectively depends on the reliability, capacity, and security of these systems, including systems operated by third parties.
In recent years, we have replaced large portions of our technology hardware. However, some of our information technology systems are aging, and while we continue to invest in upgrades and replacements, these efforts are complex, costly, and time-consuming. In addition, our systems and data may be vulnerable to damage or interruption from power outages, telecommunications failures, natural disasters, terrorism, cyber attacks or other events beyond our control. If these systems suffer severe damage, disruption, or shutdown or if we fail to timely or successfully implement system upgrades, experience difficulties transitioning to new systems, encounter system failures, outages, or security vulnerabilities, or if our vendors experience similar issues, we could experience operational disruptions, delays in financial reporting, lost revenues, increased cost, or reputational harm. This could be further exacerbated if our business continuity or disaster recovery plans, or those of our vendors, are ineffective and we fail to resolve issues in a timely manner. Any such events could materially adversely affect our business, financial condition, and results of operations.
We have adopted and use artificial intelligence ("AI") and other automated technologies in various aspects of our business, including marketing, guest engagement, labor management, forecasting, and administrative functions. These technologies are complex and rapidly evolving, and their use involves risks and uncertainties. AI-based tools may produce inaccurate, incomplete, or biased outputs, may not perform as intended, or may rely on data that is flawed or outdated, which could result in ineffective decision-making or other harms. The use of AI may increase our exposure to cybersecurity, data privacy, and regulatory risks, particularly as legal standards governing AI continue to develop. If we do not effectively adopt and integrate these emerging technologies as quickly or successfully as our competitors, we may be at a competitive disadvantage, experience higher costs, or be less effective in engaging guests and operating our business.

Our marketing and branding strategies to attract, engage, and retain our guests, including recent and future changes to our loyalty program, may not be successful, which could negatively affect our business.
We routinely refine our communication, advertising, branding, and other marketing strategies to effectively target and compete for customers, but there is no assurance these strategies will be effective. The Red Robin Royalty™ loyalty program has historically contributed to sales and guest count growth. We continue to evolve this program, including the structure, rewards, and guest participation requirements. These changes may not achieve their intended objectives and could result in reduced guest engagement, lower visit frequency, or decreased brand loyalty.
We increasingly rely on data, analytics, and digital tools to inform our marketing, promotional, and guest engagement strategies, including micro-targeting, personalization, and measurement of marketing effectiveness. These strategies depend on the accuracy, completeness, and timeliness of the data we collect and the assumptions and models we use to analyze that data. If our data is incomplete, inaccurate, or not effectively analyzed, or if our marketing strategies based on such data do not resonate with guests, our marketing investments may not generate the expected levels of guest traffic or sales. In addition, our ability to use guest data is subject to evolving privacy laws, regulatory requirements, platform policies, and consumer preferences, which may limit data collection, sharing, or usage and reduce the effectiveness of targeted marketing initiatives, and any failure to comply could subject us to liability.
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
Further, changing health or dietary preferences and current and new medical advancements, such as weight loss medications, may cause consumers to avoid our products in favor of alternative foods or consume less of our products. Consumer preference could be affected by health concerns related to the consumption of beef, chicken, or other food products on our menu, or negative publicity concerning food quality, nutrition, illness, or injury, even if not valid, may negatively affect demand for our food and could result in decreased guest traffic in our restaurants. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, and national levels. New information or changes in dietary, nutritional or health guidelines and preferences, among other things, may affect consumer choice and cause consumers to significantly alter their dining choices in ways that adversely affect our sales and profitability.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases, and risks related to renewal.
As of December 28, 2025, 381 of our 385 Company-owned restaurants are located on leased premises. We have in the past, and may in the future, engage in sale-leaseback transactions, which could further increase the number of our leased properties. Payments under our operating leases account for a significant portion of our operating expenses. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient for us to pay our operating lease expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. We have in the past and may in the future close restaurants, including as we continue to evaluate certain underperforming restaurants. In connection with closing restaurants, we may nonetheless be committed to performing our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term, incurring termination fees, and other significant one-time cash expenditures. Additionally, closing restaurants has in the past and may in the future result in other significant non-cash charges, including impairments. The Company has a potential contingent lease liability for lease payments related to certain franchisees' lease arrangements. This potential contingent lease liability could increase if the Company sells restaurants to franchisees, as we may be required to remain responsible for lease payments for certain restaurants to the extent the purchasing franchisee defaults on the lease. Upon such default, we may be required to make lease payments and seek recourse against the franchisee or agree to repayment terms.
In addition, as our leases expire, there can be no assurance we will be able to renew our expiring leases after the expiration of renewal options, either on commercially acceptable terms or at all. As a result, we may incur additional costs to operate our restaurants, including increased rent and other costs related to the negotiation of terms of occupancy of an existing leased premise. If we are unable to renew a lease or determine not to renew a lease, there may be costs related to the relocation and development of a replacement restaurant or, if we are unable to relocate, reduced revenue.
Changes in consumer buying patterns, particularly due to declines in traffic near our leased locations, and increases in online sales, may affect our financial condition and results of operations.
The success of our restaurants depends in large part on the performance of our leased locations, which are generally situated in high-traffic retail and entertainment areas such as malls, lifestyle centers, and shopping centers. Our restaurants rely on customer traffic generated by these surrounding locations. Changes in demographic, economic, or consumer behavior patterns, including reduced foot traffic or business closures in these areas, may make certain locations less attractive or profitable. In addition, the continued growth of online shopping has negatively affected traffic at many traditional "brick and mortar" retail centers, which could reduce guest visits to our restaurants. Our ability to relocate underperforming restaurants may also be limited by the availability and cost of suitable alternative sites and by our inability to easily terminate our long-term lease commitments.
We have invested in off-premises sales, including delivery, pickup options, and catering, to attract guests who are looking for convenience or want to enjoy our food off-premises. While we plan to continue to invest in the growth of our off-premises sales, there can be no guarantee we will maintain or increase such sales. Off-premises sales could also cannibalize dine-in sales, or our systems and procedures may require additional investments in technology or people. A significant portion of our delivery orders are fulfilled through third-party delivery providers, which charge commissions and over whom we have limited control. Delivery drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brand, which may lead to guest disappointment, reputational harm or unmet sales expectations. While we have introduced an alternative to third party delivery by offering an online Company platform to collect orders and outsource the "last mile" of delivery, we may not be able to convert guests to our platform and that model remains subject to some of the same risks.
Our operations are susceptible to the changes in cost and availability of commodities which could negatively affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, new or increased trade barriers and import tariffs (including retaliatory trade actions), product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. We seek to mitigate commodity price risk through a combination of purchasing strategies, including fixed-price contracts for certain food and beverage items. However, these arrangements may not fully offset future cost increases and typically cover only a portion of our total commodity needs for limited time periods. As contracts expire, we may be unable to renew them on favorable terms, which could result in higher costs, changes in supplier relationships, or the need to source products from alternative suppliers. In addition, we may not be able to fully pass increased commodity costs on to guests through menu pricing or other actions without adversely affecting guest traffic. If we are unable to effectively manage commodity cost increases or supply disruptions, our results of operations and profitability could be adversely affected.

We may experience interruptions in the delivery of food and other products from third parties.
Our restaurants depend on frequent deliveries of fresh produce, food, beverages, and other products. This subjects us to the risk of interruptions in food and beverage supplies that may result from a variety of causes including, but not limited to, outbreaks of food-borne illness, disruption of operation of production facilities, transportation disruptions or delays, financial difficulties, including bankruptcy of our suppliers or other unforeseen circumstances, especially where a product comes from a single or small number of suppliers. Such shortages could adversely affect our revenue and profits. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, and health and safety standards of each supplier and distributor. We strive to have multiple approved suppliers on key items; however, the Company is undertaking initiatives to consolidate suppliers and there are situations where we only have one approved supplier, which increases the risk to our supply chain if something were to happen to interrupt the supplier's ability to continue supplying the Company. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products, and/or the adulteration or contamination of such food and beverage products.
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
Our resources are currently allocated to increasing performance in our existing base of restaurants, but we may expand our restaurant base as a component of our long-term growth. The expansion of our restaurant base depends upon numerous factors, some of which are out of our control, including the cost and availability of capital, the ability to attract qualified operating team members to staff new restaurants, the ability to secure available and suitable restaurant sites on favorable lease and construction terms, timely adherence to development schedules, and competition that may affect consumer spending. New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for six months or more, and there are no assurance new restaurants will attain operating results similar to those of existing restaurants. Delays or failures in opening new restaurants, or the inability to profitably operate them once opened, could materially and adversely affect our planned growth.

The ongoing need for maintenance and improvements at our existing restaurants requires us to spend significant capital and we may not achieve a return on investment.
Many of our existing restaurants are mature and require capital expenditures for maintenance and improvement to remain competitive and maintain our brand standard. Under our First Choice plan, we have begun, and plan to continue, investing in our restaurants by addressing critical deferred maintenance needs, such as flooring updates, internal finishings, furniture repairs, and exterior improvements that directly impact guest perceptions and experience, as well as in new technology. Additionally, we have evaluated and may undertake in the future a more substantial restaurant renovation program. These initiatives involve significant capital expenditures. If we do not make these capital investments or do not achieve a return on the investment, our business, financial condition, and our ability to compete effectively could be harmed.
Our tactical refranchising initiatives may not be completed on favorable terms or completed at all and may not result in the anticipated financial benefits.
As part of our First Choice plan, we are evaluating tactical refranchising opportunities to optimize our overall financing structure and strengthen our balance sheet. Tactical refranchising initiatives require significant management time and resources and may divert attention from day-to-day operations and other strategic priorities. The timing, pricing, and structure of any tactical refranchising transactions depend on market conditions and the availability and interest of qualified franchisees. Delays in execution, unexpected costs, or challenges in integrating franchisees into our system could limit the effectiveness of tactical refranchising efforts. Any such transactions are expected to result in a shift from Company-owned restaurant revenues to franchise royalty income. If our tactical refranchising initiatives are unsuccessful or do not achieve intended objectives, including improvements in liquidity and reductions in general and administrative expenses and long term debt, our business, financial condition, and results of operations could be materially adversely affected.
We are subject to the risks presented by acquisitions or dispositions of restaurants.
In the past, we have acquired franchised restaurants and disposed of restaurants. In the future, we may, from time to time, consider opportunistic acquisitions or dispositions of restaurants beyond the tactical refranchising initiatives described above. Any future acquisitions or dispositions will be accompanied by the risks commonly encountered in such transactions, including difficulty integrating operations and team members, potential disruption to our ongoing business, potential distraction of management, impact on the Company's financial condition, and the impairment of relationships with team members and guests as a result in changes in ownership and management.
The large number of Company-owned restaurants concentrated in the Western United States makes us susceptible to changes in economic and other trends in that region.
As of December 28, 2025, a total of 162 or 42% of our 385 Company-owned restaurants, representing 50% of restaurant revenues, were located in the Western United States (i.e., Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Utah, and Washington). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the Western United States, as well as regional differences in the legal, regulatory, and litigation environment, could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, regional cost-of-living increases, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
We rely on our management team for the development and execution of our business strategy and the loss of a member of our management team could negatively affect our operating results.
Our success depends in part on the contributions of our management team and other key personnel to develop and execute our business strategy. We recently experienced a transition in leadership, and the effects of this transition, or any future leadership changes, could disrupt our business and adversely affect our performance. Leadership transitions, even when planned, involve inherent risks, including potential disruptions to strategic continuity, loss of institutional knowledge, changes in management priorities, and challenges associated with integrating new leaders into the organization. The process of recruiting leadership is time-consuming and competitive and may divert management’s attention, and there can be no assurance we will be successful in identifying and retaining qualified candidates on acceptable terms or within desired timeframes. Additional turnover on our management team or the failure to implement an appropriate succession plan could disrupt our business and prevent us from achieving our business strategy and initiatives, which could adversely affect our operating results.
If we are unable to successfully attract, retain, and motivate qualified restaurant management and operations team members in a competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.
Our ability to attract, retain, and motivate qualified management and operations team members is central to providing the desired guest and team member experience in our restaurants and delivering on our business strategy. The market for qualified talent continues to be competitive, which could increase our labor costs if we need to take additional measures to provide competitive wages, benefits, and workplace conditions. Changes in immigration laws and regulations could decrease the pool of candidates with legal work authorizations, causing disruption in the workforce for all companies that rely on hourly workers. If we are unable to recruit, retain and motivate qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, hourly team member turnover could increase, and our ability to operate our restaurants effectively could be limited, and the guest experience could be negatively affected, leading to a decline in traffic and sales, which could materially adversely affect our financial performance. Further, an inability to adequately monitor and proactively respond to any potential team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization, which could impact our ability to effectively operate and grow our business and revenues.
Our ability to attract, motivate, and retain our management team and key personnel may be affected by the market price of our common stock and the availability of shares under our equity compensation plan, and we may need to provide alternative compensation incentives.
Equity-based compensation is an important component of our overall compensation strategy for our management team and key personnel. The market price and volatility of our common stock may affect the value or perceived value of equity awards and our ability to effectively use equity compensation to attract, motivate, and retain qualified personnel. Low stock price levels or significant volatility may require us to grant a greater number of shares to achieve intended compensation levels, which could increase dilution to existing stockholders. Our ability to grant equity-based compensation is subject to the availability of shares under our 2024 Performance Incentive Plan. If sufficient shares are not available, or if stockholder approval is required and not obtained to increase the number of authorized shares under such plan, our ability to continue granting equity awards could be limited and we may need to rely on cash compensation or alternative incentives to remain competitive, which could increase our compensation expense and adversely affect our operating results.
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
Franchisees are independent entities and are not our employees, partners, or affiliates. If our franchised restaurant base grows due to tactical refranchising initiatives, then we may rely more heavily on franchisees to operate restaurants in compliance with our brand standards, operating procedures, and applicable law. If our franchisees are not successful, then our business, results of operations, and reputation could be disproportionately adversely affected by the relative scale of such franchise operations. We share with our franchisees what we believe to be best practices in the restaurant industry; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant team members. In addition, as independent businesses, franchisees may not be required to comply with the same levels of business or regulatory compliance we are. While we try to ensure the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot provide assurance our franchisees will avoid actions that negatively affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation and the image and reputation of other franchisees may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate restaurants according to our standards.
We are subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Further, there have been historical actions before the National Labor Relations Board ("NLRB") where it was alleged that a parent company could be held liable for the actions of its franchisees, including potentially jointly liable for labor and wage violations by its franchisees. Failure to comply with the laws and regulations governing our franchisee relationships or adverse decisions similar to the above-described NLRB actions could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.
Food safety and food-borne illness concerns, and any related unfavorable publicity could have an adverse effect on our business.
We dedicate substantial resources to ensuring our guests enjoy safe, quality food products. Nonetheless, restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation regarding poor food quality, food-borne illness, personal injury, food tampering, communicable disease, adverse health effects of consumption of various food products or high-calorie foods, or other concerns. Food safety issues also could be caused by food suppliers or distributors and, as a result, could be out of our control. Regardless of the source or cause, any report of food-borne illnesses such as E. coli, norovirus, listeria, hepatitis A, salmonella, or trichinosis, as well as other food safety issues including food tampering or contamination, at one of our or a franchisee's restaurants, could adversely affect our reputation and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at our competitors’ restaurants, suppliers or distributors (even if we do not work with them) could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Our business could be adversely affected by increased labor costs, including costs related to the increase in minimum wage and new health care laws.
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to our business model, competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant team members is paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the current federal minimum wage, including California, Colorado, New York, Oregon, and Washington. Because we employ a large workforce, any wage increase and/or expansion of benefit mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.
In the past, many of our eligible team members chose not to participate in our Company-sponsored health care plans for various reasons, but we may still experience higher health care costs due to increased utilization, medical cost trends, and regulatory or plan design changes. Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. A shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs.
While we try to offset labor cost increases through price increases, more efficient purchasing practices, productivity improvements, changing staffing models, greater economies of scale and by offering a variety of health plans to our team members, there can be no assurance that these efforts will be successful. If we are unable to anticipate and offset increased labor costs, our financial performance could be materially adversely affected. Further, changes to our staffing models in our restaurants due to labor costs or any labor shortages could negatively impact our ability to provide adequate service levels to our guests, which could result in adverse guest reactions and a possible reduction in guest traffic at our restaurants.
Our failure to remain in compliance with governmental laws and regulations as they continually evolve, and the associated costs of compliance, could cause our business results to suffer.
Our business is subject to extensive and frequently changing government laws and regulations, including, among others, those relating to our employees, public health and safety, food safety, alcoholic beverage control, public accommodations, data privacy and security, securities regulation, and consumer health regulations, including those pertaining to nutritional content and menu labeling. Compliance with these laws and regulations can be complex, costly, and time-consuming, and we may not be able to maintain compliance in all circumstances despite our efforts. Changes in applicable laws or regulatory requirements, or failure to comply with them, could result in increased litigation, governmental investigations or enforcement actions, revocation of required licenses or permits, fines, penalties, or civil or criminal liability, any of which could increase our costs or interfere with our ability to operate our business and execute our strategies.

Various employment and labor laws govern our relationship with team members and effect operating costs. These laws govern employee classification, wage rates, fair scheduling and payment requirements including tip credit laws and overtime pay, meal and rest breaks, unemployment and other taxes, health care and benefits, workers' compensation rates, labor relations, work authorization regulations, and discriminatory conduct. Changes in these laws, increased enforcement, or failure to comply could require operational changes that harm our operating results, increase labor costs, disrupt our workforce, or result in litigation or penalties. For example, we rely on team members to provide accurate work authorization documentation and to report gratuities received, which we use for payroll and FICA tax reporting purposes. Inaccurate reporting or noncompliance could subject us to monetary or other liabilities. In addition, our operating results could be adversely affected by increases in minimum or tipped wages, overtime requirements, paid leave mandates, health benefit obligations, tax reporting requirements related to gratuities, reductions in the availability of tip credits, or increased employee litigation, including claims under federal or state wage and hour laws.
In recent years, there has been an evolving public focus on corporate responsibility, including environmental, social, and governance matters. As a result, we have experienced increased expectations and costs to provide expanded disclosure and make commitments, establish goals or set targets with respect to various corporate responsibility issues, such as the reduction of greenhouse gases, and to take the actions necessary to meet those commitments, goals and targets, and these expectations and costs have and may continue to vary across jurisdictions in which we operate. If we are not effective in addressing these matters, consumer trust in our brand may suffer. As public and political sentiment regarding corporate responsibility has evolved, we may now also face the additional risk of reputational harm, litigation, or other challenges from stakeholders opposed to corporate responsibility initiatives. Our results of operation and financial condition could be adversely impacted if we are unable to effectively manage the risks and costs associated with corporate responsibility matters.
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
Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin, Red Robin Gourmet Burgers®, Red Robin America's Gourmet Burgers & Spirits®, YUMMM®, Red Robin Gourmet Burgers and BrewsTM, and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these names and logos, among others, with the United States Patent and Trademark Office and in Canada and we have applied to register various trademarks in certain other international jurisdictions. Our trademarks could be infringed in ways that leave us without redress, such as by imitation or by filings by others in jurisdictions where we are not currently registered. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect these trade secrets and proprietary know-how. However, such methods may not afford adequate protection, and others could independently develop similar know-how or obtain access to our know-how, concepts, and recipes. Consequently, our business could be negatively affected and less profitable if we are unable to successfully defend and protect our intellectual property.
Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.
We are primarily subject to income and other taxes in the United States. Our effective income tax rate and other taxes could be adversely affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws, regulations, interpretations, or enforcement practices, and the outcome of income tax or other tax audits. Future change to tax laws could have a negative impact to the Company's effective tax rate and cash tax refunds. Additionally, while we believe our tax estimates are reasonable, the final determination of tax audits and tax litigation could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period which the final determination is made.
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
Risks Related to Owning Our Stock
The market price of our common stock is subject to volatility, which has and may continue to attract the interest of activist stockholders or subject us to securities litigation, which could cause us to incur significant expenses, divert management attention, hinder execution of our strategy, and impact our stock price.
The market price of our common stock has experienced volatility and historic lows, and may continue to fluctuate significantly due to a number of factors, including actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates or recommendations by research analysts, and announcements of significant transactions or strategic initiatives by us or other companies in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways unrelated to the operating performance of individual companies.
Such volatility has recently, and may in the future, attract the interest of activist stockholders seeking to influence our strategic direction, governance practices, operations, or capital allocation decisions. In addition, volatility in stock prices could in the future result in securities class action litigation. Responding to activist stockholder activity or securities litigation is costly and time-consuming and diverts management and Board attention from executing our strategy. The uncertainty associated with such matters could further contribute to volatility in the market price of our common stock and adversely affect stockholder value.
We may not repurchase our common stock pursuant to our share repurchase program, and any repurchases may not enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
The Company has an authorized share repurchase program. We are not obligated to repurchase shares of common stock under the repurchase program, and the repurchase program may be suspended or terminated at any time. The amount, timing, and execution of repurchases under this repurchase program may fluctuate, and any repurchases by us of our shares of common stock may further reduce cash available for operations and future growth, as well as debt repayment. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Further, our credit facility limits our ability to repurchase shares according to certain conditions set forth by the lenders. Making share repurchases, or alternatively limiting or halting share repurchases under our share repurchase program may negatively impact investor perception of us and may therefore affect the market price and volatility of our stock.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Risk Management and Strategy
The Company has an enterprise risk management program to identify, assess, monitor, and manage significant risks of the Company. The Company evaluates cybersecurity risks alongside other critical business risks under this program, and the Company also has a standalone cybersecurity program. The Company's approach to assessing, identifying, and managing material risks from cybersecurity threats is grounded in established frameworks, including those set forth by the National Institute of Standards and Technology ("NIST") and other industry standards and requirements as defined by various compliance frameworks. Our cybersecurity program prioritizes key areas such as:
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
Currently, our senior management team, together with our Vice President of Infrastructure and Security, assumes primary responsibility for assessing and managing material cybersecurity risks. Our Vice President of Infrastructure and Security brings over 20 years of experience in restaurant operations, infrastructure, and security operations for the Company and leads a team of internal professionals and utilizes a third-party service provider to oversee the prevention, detection, and remediation activities within our cybersecurity environment.
Our Company has established robust policies and processes governing the assessment, response, and notifications associated with cybersecurity incidents. These protocols ensure a systematic and coordinated approach to incident management, with collaboration among engineering, legal, and senior leadership to oversee compliance with legal and regulatory requirements and have clear mechanisms in place for escalating notifications to our executive leadership team and the Board based on the nature and severity of each incident.

While we have experienced cybersecurity incidents in the past, in the last fiscal year we have not identified risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and the resilience of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A, "Risk Factors".
ITEM 2.    Properties
We currently lease the real estate for most of our Company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to 13 years, excluding options to extend. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted gross restaurant sales in excess of specified levels. Contingent rental payments are recognized as a variable lease expense when specified levels have been achieved or when management determines achieving the specified levels during the year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs.
We own real estate for four Company-owned restaurants located in North Carolina, Pennsylvania, Texas, and Virginia. Of these locations, one was classified as assets held for sale within the Consolidated Balance Sheets as of December 28, 2025.
Our Restaurant Support Center and test kitchen is located in Englewood, Colorado. We currently have a dispersed workforce policy that permits many of our Restaurant Support Center team members to work remotely or on a hybrid basis, and we expect that to continue. We have optimized our office footprint at this location to meet the needs of Company leadership, critical in-person roles, and those who would like to work on-site. We occupy this facility under a lease that expires on May 31, 2027.
Our existing prototype for new Red Robin restaurants is approximately 5,100 square feet with a capacity of approximately 200 seats. We develop restaurants under ground leases on which we build our own restaurants in addition to converting existing buildings on standalone, in-line, end cap, and mall locations. As of December 28, 2025, our restaurant locations comprised approximately 2.4 million square feet.
ITEM 3.    Legal Proceedings
Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the Consolidated Statements of Operations and Comprehensive Income (Loss).
For information regarding contingencies related to litigation, please see Note 12. Commitments and Contingencies included within Item 8. Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for the period ended December 28, 2025, the contents of which are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Global Select Market under the symbol RRGB. As of February 18, 2026, there were 76 registered owners of our common stock. The number of registered holders does not include holders who are beneficial owners whose shares are held in street name by brokers and other nominees.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal years 2025, 2024 or 2023. We currently anticipate we will retain future cash flow to service and pay down debt, maintain and improve existing restaurants and infrastructure, and execute on our long-term business strategy. Our credit facility has certain limitations on paying dividends or making repurchases of our shares, and we are subject to certain covenant ratios, including a leverage ratio under our Credit Agreement.
Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on the existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our Board of Directors may deem relevant.
Issuer Sales and Purchases of Equity Securities
During the fiscal year ended December 28, 2025, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that has not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during fiscal 2025 and approximately $58.5 million remained available for future purchases as of December 28, 2025. Our ability to repurchase shares is limited to certain conditions set forth by our lenders in the credit facility.
On November 10, 2025, the Company entered into a distribution agreement (the "Distribution Agreement") with Evercore Group L.L.C. ("Evercore") to establish an "at-the-market equity offering" program ("ATM Program"), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $40.0 million. As of December 28, 2025, the Company had not issued or sold any shares under the ATM Program, which the Company voluntarily terminated on February 23, 2026.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders' return on Common Stock of the Company since the end of its fiscal year 2020, with the cumulative total return over the same period for (i) The Russell 3000 Index, and (ii) the S&P 600 Restaurants.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 24, 2020, the last trading day in the Company's 2020 fiscal year, in the Company's Common Stock and in each of the indices. The performance shown in the graph is not necessarily indicative of future price performance.
This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN(1)

Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index and S&P 600 Restaurants Index

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$USD
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
RRGB
Russell 3000
S&P 600 Restaurants

	Fiscal Years Ended
	December 27, 2020	December 26, 2021	December 25, 2022	December 31, 2023	December 29, 2024	December 28, 2025
Red Robin Gourmet Burgers, Inc. (RRGB)	$100.00	$85.37	$28.36	$62.04	$26.82	$21.44
The Russell 3000 Index	$100.00	$125.88	$102.52	$129.04	$162.07	$189.60
S&P 600 Restaurants(2)	$100.00	$96.97	$77.01	$91.23	$109.29	$95.59
———————————————————
(1)    Represents performance of $100 invested on December 24, 2020 in stock or index, including reinvestment of dividends based on fiscal year ends for purposes of comparability.
(2)    The S&P 600 Restaurants includes companies such as Bloomin’ Brands, Inc., Brinker International, Inc., Dine Brands Global, Inc., BJ’s Restaurants, Inc., Texas Roadhouse, Inc., Cracker Barrel Old Country Store, Inc., and The Cheesecake Factory Incorporated.
ITEM 6.    Reserved
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis of financial condition and results of operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of this report.
The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five to six years. Our discussion for fiscal 2025, which ended on December 28, 2025, referred to a 52-week period. Our discussion for fiscal 2024, which ended December 29, 2024, also referred to a 52-week period. The following discussion comparing our results in fiscal years 2025 and 2024 referred to the fifty-two weeks ended December 28, 2025 and December 29, 2024, respectively. For a discussion comparing our results from fiscal 2024 to fiscal

2023, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2024, filed with the SEC on February 26, 2025.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation that, together with its subsidiaries ("Red Robin," "we," "us," "our" or the "Company"), primarily operates, franchises, and develops casual dining restaurants with 475 locations in North America. As of December 28, 2025, the Company operated 385 Company-owned restaurants located in 39 states. The Company also had 90 franchised restaurants in 13 states and one Canadian province as of December 28, 2025. The Company operated its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for Fiscal 2025 Compared to Fiscal 2024
•Total revenues were $1.21 billion, a decrease of $38.3 million from fiscal 2024.
•Comparable restaurant revenue(1) decreased 0.3% from fiscal 2024, excluding a 0.4% unfavorable impact of deferred loyalty revenue.
•Net loss was $23.3 million, as compared to a net loss of $77.5 million in fiscal 2024.
•Adjusted EBITDA(2) was $69.7 million, a 52.8% increase from fiscal 2024.
(1)     Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated for at least 18 months as of the beginning of the period presented.
(2)    See below for a reconciliation of adjusted EBITDA, a non-GAAP measure, to net income (loss).
Key Performance Indicators
Restaurant revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant revenue for the fifty-two weeks ended December 29, 2024	$1,224.3
Change in comparable restaurant revenue	(8.3)
Change in non-comparable restaurant revenue	(26.2)
Total change	$(34.5)
Restaurant revenue for the fifty-two weeks ended December 28, 2025	$1,189.8
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 28, 2025	December 29, 2024
Company-owned:
Beginning of period	407	415
Closed	(22)	(8)
End of period	385	407
Franchised:
Beginning of period	91	92
Closed	(1)	(1)
End of period	90	91
Total number of restaurants, end of period	475	498

The following table presents total Company-owned and franchised restaurants by state or province as of December 28, 2025:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2
Alaska		3
Alabama	3
Arizona	17	1
California	55
Colorado	21
Connecticut	3
Delaware		4
Florida	16
Georgia	6
Iowa	5
Idaho	8
Illinois	14
Indiana	10
Kansas		5
Kentucky	3
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	3
Missouri	7	3
Montana		1
North Carolina	16
Nebraska	4
New Hampshire	3
New Jersey	7	1
New Mexico	3
Nevada	6
New York	14
Ohio	15	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	7
Texas	16	9
Utah	1	5
Virginia	17
Washington	36
Wisconsin	11

Province:
British Columbia		11
Total	385	90

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

	Year Ended
	December 28, 2025	December 29, 2024
Revenues:
Restaurant revenue	98.3%	98.0%
Franchise revenue	1.2	1.2
Other revenue	0.5	0.8
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs(1) (excluding depreciation and amortization shown separately below):
Cost of sales	23.9%	23.9%
Labor	36.7	39.2
Other operating	17.9	17.7
Occupancy	8.7	8.4
Total restaurant operating costs	87.3%	89.2%
Depreciation and amortization	4.3	4.6
General and administrative	6.4	6.6
Selling	2.6	2.9
Other (gains) charges, net	0.9	2.7
Income (loss) from operations	0.2%	(4.3)%
Other (income) expense:
Interest expense	2.2%	2.0%
Interest (income) and other, net	—	(0.1)
Total other expenses, net	2.2%	2.0%
Income (loss) before income taxes	(1.9)%	(6.2)%
Income tax (benefit) expense	—	—
Net income (loss)	(1.9)%	(6.2)%
(1)    Expressed as a percentage of restaurant revenue.
Revenues

(Revenues in thousands)	2025	2024	Percent Change
Restaurant revenue	$1,189,780	$1,224,254	(2.8)%
Franchise revenue	14,076	14,941	(5.8)
Other revenue	6,369	9,365	(32.0)
Total revenues	$1,210,225	$1,248,560	(3.1)%

Average weekly net sales volumes in Company-owned restaurants(1)	$57,605	$57,403	0.4%
Total operating weeks	20,654	21,344	(3.2)%
(1)    Average weekly net sales volumes represents the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Restaurant revenue, which was comprised primarily of food and beverage sales, decreased $34.5 million in fiscal 2025, or 2.8%, as compared to fiscal 2024. Of the $34.5 million decrease, $8.3 million, or 0.7% including the change in recognition of deferred loyalty revenue, was due to a decrease in comparable restaurant revenue and the remaining $26.2 million decrease was due to non-comparable restaurants, primarily attributed to the closure of 22 locations during fiscal 2025. Excluding the change in deferred loyalty revenue, comparable restaurant revenue decreased by 0.3%, driven by a 3.8% decrease in guest count, partially offset by a 3.5% increase in average guest check. The increase in average guest check was driven by a 4.2% net price increase, offset partially by a 0.7% decrease in menu mix. The decrease in menu mix was primarily driven by guests' adoption of our new value offering and growth in our catering business that contributes to a lower average guest check when compared to our other channels. Dine-in sales comprised 75.6% of total food and beverage sales in fiscal 2025, as compared to 77.0% in fiscal 2024.
Franchise revenue primarily included royalty income and advertising fund contributions. Franchise revenue decreased $0.9 million, or 5.8%, in fiscal 2025 compared to fiscal 2024, driven by a decrease in the franchisee contribution rate for marketing programs and lower franchise royalties, offset partially by transfer fee revenue earned in conjunction with a franchisee to franchisee sale. The percentage of sales each franchisee is required to contribute could change in the future, as we expect to align contributions with spending levels, subject to compliance with the respective franchise agreement. Franchise restaurants reported a decrease of 2.4% in comparable restaurant revenue in fiscal 2025 compared to an increase of 2.6% in fiscal 2024.
Other revenue decreased by $3.0 million, or 32.0% in fiscal 2025 compared to fiscal 2024. The reduction in other revenue in fiscal 2025 compared to fiscal 2024 was primarily related to lower gift card breakage in the current year.
Cost of Sales

(In thousands, except percentages)	2025	2024	Percent Change
Cost of sales	$283,883	$292,392	(2.9)%
As a percent of restaurant revenue	23.9%	23.9%	—%
Cost of sales, which was comprised of food and beverage costs, was variable and generally fluctuated with sales volume. Cost of sales as a percentage of restaurant revenue was unchanged compared to the same period in fiscal 2024, primarily due to benefits from pricing and cost saving implementations that were offset by inflation.

Labor

(In thousands, except percentages)	2025	2024	Percent Change
Labor	$437,242	$479,631	(8.8)%
As a percent of restaurant revenue	36.7%	39.2%	(2.5)%
Labor costs included restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue decreased 250 basis points in fiscal 2025 as compared to fiscal 2024. The decrease was primarily driven by ongoing efforts to increase hourly and management labor efficiency, reduced turnover, and benefit from menu price increases, partially offset by wage inflation and deleverage from reduced guest counts.
Other Operating

(In thousands, except percentages)	2025	2024	Percent Change
Other operating	$213,187	$216,242	(1.4)%
As a percent of restaurant revenue	17.9%	17.7%	0.2%
Other operating costs included costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. Other operating costs as a percentage of restaurant revenue increased 20 basis points in fiscal 2025 as compared to fiscal 2024. The increase was primarily driven by higher third party commission expenses associated with the increase in third party delivery sales and deleverage from reduced guest counts, partially offset by the benefit of menu price increases.
Occupancy

(In thousands, except percentages)	2025	2024	Percent Change
Occupancy	$103,958	$103,359	0.6%
As a percent of restaurant revenue	8.7%	8.4%	0.3%
Occupancy costs included fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenues increased 30 basis points in fiscal 2025 compared to fiscal 2024, primarily due to increased general liability insurance reserves. The increase also reflected deleverage resulting from lower restaurant sales driven by reduced guest counts, partially offset in part by menu price increases and reduced costs associated with the closure of 22 locations in fiscal 2025.

Depreciation and Amortization

(In thousands, except percentages)	2025	2024	Percent Change
Depreciation and amortization	$51,120	$57,729	(11.4)%
As a percent of total revenues	4.3%	4.6%	(0.3)%
Depreciation and amortization included depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. Depreciation and amortization expense as a percentage of revenue decreased 30 basis points in fiscal 2025 compared to fiscal 2024. The decrease was primarily due to asset impairments and restaurant closures, both of which reduced the depreciable asset base.
General and Administrative Expenses

(In thousands, except percentages)	2025	2024	Percent Change
General and administrative	$76,254	$81,721	(6.7)%
As a percent of total revenues	6.4%	6.6%	(0.2)%
General and administrative costs include all corporate and administrative functions. Components of this category included our restaurant support center, regional, and franchise support salaries and benefits, travel and meetings, professional and consulting fees, corporate information systems, legal expenses, and office rent.

General and administrative expenses decreased $5.5 million or 6.7% in fiscal 2025 as compared to fiscal 2024. The decrease in fiscal 2025 as compared to fiscal 2024 was primarily related to a reduction in team member costs associated with lower headcount and cost incurred for annual partner recognition events in the prior year. This decrease was partially offset by higher accrued incentive compensation expense due to the Company's improved financial performance.
Selling Expenses

(In thousands, except percentages)	2025	2024	Percent Change
Selling	$31,328	$36,719	(14.7)%
As a percent of total revenues	2.6%	2.9%	(0.3)%
Selling costs were comprised of all marketing and advertising costs and decreased $5.4 million or 14.7% in fiscal 2025 as compared to fiscal 2024. The decrease was primarily driven by intentionally reducing paid media spend in the first half of the current fiscal year as we developed our new marketing strategy that launched in the third quarter of fiscal 2025.
Other (Gains) Charges, net

(In thousands)	2025	2024
Asset impairment and restaurant closure costs, net	$2,785	$34,080
Gain on sale of restaurant property	(1,127)	(7,425)
Severance and executive transition	2,181	1,181
Litigation contingencies	2,198	1,037
Asset disposal and other, net	4,426	4,975
Other (gains) charges, net	$10,463	$33,848
During fiscal 2025, the Company closed 22 locations and is continuing to evaluate alternatives for our remaining underperforming restaurant locations, including closure upon expiration of the current lease term. The Company recognized non-cash impairment charges of $2.7 million, which were primarily associated with this review of underperforming locations.
During fiscal 2024, the Company closed eight underperforming locations. The Company recognized non-cash impairment charges of $32.8 million, primarily associated with the review of underperforming locations.
For further information on other (gains) charges line items, refer to Note 4. Other (Gains) Charges, net and Note 9. Fair Value Measurements of the Notes to the Consolidated Financial Statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Interest Expense
Interest expense in fiscal years 2025 and 2024 were $26.0 million and $25.3 million, respectively. The $0.7 million increase was primarily due to an increase in the weighted average interest rate to 14.2% in fiscal 2025 compared to 13.6% in fiscal 2024. Average outstanding debt in fiscal years 2025 and 2024 was $180.9 million and $187.8 million, respectively.
Interest Income and Other
Interest income and other decreased by $0.6 million in fiscal 2025 primarily due to lower interest income earned on cash investments.
Income Tax (Benefit) Provision
Income tax provision was $0.3 million in fiscal 2025, compared to an income tax benefit of $0.1 million in fiscal 2024. Our effective tax rate was 1.1% in fiscal 2025 as compared to a 0.1% benefit in fiscal 2024.
The taxes recognized are immaterial as the Company has net operating losses and tax credits to reduce current taxes and a full valuation allowance against all deferred taxes, which collectively minimize the taxes paid and recognized.
Non-GAAP Financial Measures
In addition to the results provided in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we provide certain non-GAAP measures, which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include the following: (i) Restaurant level operating profit, (ii) net income (loss) before interest expense, income taxes, and depreciation and amortization ("EBITDA"), (iii) adjusted EBITDA, and (iv) adjusted net income (loss) per diluted share.

We believe that our use of non-GAAP financial measures permits investors to assess the operating performance of our business relative to our performance based on GAAP results and relative to other companies within the restaurant industry by isolating the effects of certain items that may vary from period to period without correlation to core operating performance or that vary widely among similar companies. We believe that the disclosure of these non-GAAP measures is useful to investors as they form part of the basis for how our management team and our Board of Directors evaluate our operating performance, allocate resources and establish employee incentive plans. Determination of these adjustments involves the application of judgment, therefore these non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Refer to the reconciliations of non-GAAP measures for descriptions of the actual adjustments made in the current period and the corresponding prior period.
Restaurant Level Operating Profit
The Company believes restaurant level operating profit is an important measure for management and investors because it is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant level operating efficiency and performance. The Company defines restaurant level operating profit to be income from operations less franchise revenue and other revenue, plus other (gains) charges, net, selling, general and administrative, and depreciation and amortization. The measure includes restaurant level occupancy costs that include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs, but excludes depreciation and amortization expense, substantially all of which is related to restaurant level assets, because such expenses represent historical sunk costs which do not reflect current cash outlay for the restaurants. The measure also excludes costs associated with selling, general and administrative functions, as well as other (gains) charges, net because these costs are non-operating and therefore not related to the ongoing operations of its restaurants. Restaurant level operating profit is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income (loss) from operations as an indicator of financial performance. Restaurant level operating profit as presented may not be comparable to other similarly titled measures of other companies in the Company's industry.
The following table reconciles income (loss) from operations to restaurant level operating profit in thousands and in percent of total revenue for the period presented:

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended
	December 28, 2025		December 29, 2024
Income (loss) from operations	$2,790	0.2%	$(53,081)	(4.3)%

Less:
Franchise revenue and other revenue	$20,445	1.7%	$24,306	2.0%

Add:
Other (gains) charges, net	$10,463	0.9%	$33,848	2.7%
General and administrative	76,254	6.4	81,721	6.6
Selling	31,328	2.6	36,719	2.9
Depreciation and amortization	51,120	4.3	57,729	4.6
Restaurant level operating profit	$151,510		$132,630

Income (loss) from operations as a percentage of total revenues	0.2%		(4.3)%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	12.7%		10.8%
A summary view of restaurant level operating profit by financial statement line item and related restaurant level expenses operating expenses as a percent of restaurant revenues are presented in the tables below:

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	2025 compared to 2024
(Dollars in millions)	December 28, 2025	December 29, 2024	Increase/(Decrease)
Restaurant revenue	$1,189.8	$1,224.3	(2.8)%
Restaurant operating costs:
Cost of sales	$283.9	$292.4	(2.9)%
Labor	437.2	479.6	(8.8)%
Other operating	213.2	216.2	(1.4)%
Occupancy	104.0	103.4	0.6%
Total restaurant operating costs	$1,038.3	$1,091.6	(4.9)%

Restaurant level operating profit	$151.5	$132.6	14.2%

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	2025 compared to 2024
(Dollars in millions)	December 28, 2025	December 29, 2024	Increase/(Decrease)
Restaurant revenue	$1,189.8	$1,224.3	(2.8)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.9%	23.9%	—
Labor	36.7	39.2	(250)
Other operating	17.9	17.7	20
Occupancy	8.7	8.4	30
Total restaurant operating costs	87.3%	89.2%	(190)

Restaurant level operating profit	12.7%	10.8%	190
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA is EBITDA, further adjusted to exclude the impact of non-operating items including changes in estimates, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains (losses) on restaurant sales, severance and executive transition costs, stock-based compensation expense and other non-cash or discrete items. EBITDA and adjusted EBITDA are supplemental measures of our performance that we believe gives the reader additional insight into the ongoing operational results of the Company.
The following table reconciles net income (loss) to adjusted EBITDA in thousands for the period presented:

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 28, 2025	December 29, 2024
Net income (loss) as reported	$(23,284)	$(77,541)
Interest expense, net(1)	25,607	24,805
Income tax (benefit) provision	258	(90)
Depreciation and amortization	51,120	57,729
EBITDA	$53,701	$4,903

Stock-based compensation expense(2)	$5,573	$6,889
Other (gains) charges, net:
Asset impairment and restaurant closure costs, net	$2,785	$34,080
Gain on sale of restaurant property	(1,127)	(7,425)
Severance and executive transition	2,181	1,181
Litigation contingencies	2,198	1,037
Asset disposal and other, net	4,426	4,975
Adjusted EBITDA	$69,737	$45,640
(1)    Interest expense, net was comprised of interest expense and interest income, the latter of which was included in interest (income) and other, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    Consisted of compensation expense associated with stock-based awards including phantom performance awards that may be settled in stock or cash at the Company's option.
Adjusted Net Income (loss) Per Diluted Share
We define adjusted net income (loss) per diluted share as net income (loss) excluding the impact of non-operating items including changes in estimates, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains (losses) on restaurant sales, severance and executive transition costs, stock-based compensation expense and other non-cash or discrete items; net of income tax impacts. Adjusted net income (loss) per share - diluted is a supplemental measure of our performance that we believe gives the reader additional insight into the ongoing operational results of the Company.
The following table reconciles net income (loss) per share - diluted to adjusted net income (loss) per share - diluted:

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
(Dollars and shares in thousands, except per share amounts)	December 28, 2025	December 29, 2024
Net income (loss) as reported	$(23,284)	$(77,541)

Income (loss) per share - diluted:
Net income (loss) as reported	$(1.31)	$(4.93)
Stock-based compensation expense(1)	0.31	0.44
Other (gains) charges, net:
Asset impairment and restaurant closure costs, net	0.16	2.17
Gain on sale of restaurant property	(0.06)	(0.47)
Severance and executive transition	0.12	0.08
Litigation contingencies	0.12	0.07
Asset disposal and other, net	0.25	0.32
Income tax effect(2)	(0.23)	(0.69)
Adjusted net income (loss) per share - diluted	$(0.64)	$(3.01)

Weighted average shares outstanding
Basic	17,789	15,736
Diluted(3)	17,789	15,736
(1)    Consisted of compensation expense associated with stock-based awards including phantom performance awards that may be settled in stock or cash at the Company's option.
(2)    Assumed a 26% income tax rate, representing a blended average of federal and state statutory rates.
(3)    Antidilutive securities were excluded from the computation of diluted earnings per share because the Company reported a net loss for the period.
Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash decreased $9.9 million to $29.5 million on December 28, 2025, from $39.4 million at the beginning of the fiscal year. As of December 28, 2025, the Company had approximately $56.9 million in liquidity, including cash and cash equivalents and available borrowing capacity under its credit facility.
Our primary sources of liquidity were cash flows generated from operating activities and availability under our revolving credit facility, as discussed further below. Our main requirements for liquidity included operating expenses, capital expenditures for restaurant investment, investments in technology, and interest payments on our debt. We have, and in the future may continue to have, negative working capital balances, which is common for many restaurant companies. We can operate with a working capital deficit because cash from restaurant sales is usually received before the related payables for food inventory, supplies, and labor become due.
From time to time, the Company considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancing or new debt issuances, equity issuances, sales of owned properties and potential for tactical refranchising, and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of the Company’s existing stockholders.
We believe that our current cash and cash equivalents, our future cash flows generated from restaurant operations and gift card sales, and our borrowing capacity under the credit facility, will be sufficient to meet our anticipated working capital and capital expenditure needs for the next 12 months.

Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each fiscal year presented (in thousands):

	Fiscal Year
	2025	2024
Net cash provided by (used in) operating activities	$37,008	$7,047
Net cash provided by (used in) investing activities	(24,618)	(1,747)
Net cash provided by (used in) financing activities	(22,252)	2,536
Effect of exchange rate changes on cash	—	—
Net change in cash and cash equivalents, and restricted cash	$(9,862)	$7,836
Operating Cash Flows
Net cash flows provided by operating activities increased $30.0 million to $37.0 million in fiscal 2025 as compared to net cash provided by operating activities of $7.0 million in fiscal 2024. The increase in operating cash flow was primarily attributable to the increase in restaurant level profitability, lower selling expenses, and an increase in cash received related to higher gift card sales.
Investing Cash Flows
Net cash flows used in investing activities were $24.6 million in fiscal 2025 as compared to net cash used in investing activities of $1.7 million in fiscal 2024. The $22.9 million decrease in investing cash flows was primarily due to an increase in capital expenditures and lower proceeds from the sale of restaurant locations in the current year.
The following table lists the components of our capital expenditures for each fiscal year presented (in thousands):

	Fiscal Year
	2025	2024
Restaurant improvement capital and other(1)	$17,097	$16,219
Investment in technology, infrastructure, and other(2)	13,687	9,815
Total capital expenditures	$30,784	$26,034
(1) Restaurant improvement capital and other consisted of capital equipment for our restaurants.
(2) Investment in technology, infrastructure and other consisted of capital costs related to restaurant technology assets, capital overhead, and other centrally developed assets.
Financing Cash Flows
Net cash flows used in financing activities was $22.3 million in fiscal 2025 as compared to net cash provided by financing activities of $2.5 million in fiscal 2024. Cash flows used in financing activities in fiscal 2025 primarily related to the repayment of debt. Cash flows provided by financing activities in the comparable period in fiscal 2024 primarily related to cash received from stock issuances, partially offset by net repayment of debt.

Credit Facility
As of December 28, 2025, the Company's credit facility allowed for up to $240.0 million of borrowings and was comprised of a $40.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). As of December 28, 2025 and December 29, 2024, the Company had outstanding borrowings of $170.2 million and $189.5 million, respectively, inclusive of $3.0 million and $20.0 million drawn on its revolving line of credit, respectively, under its Credit Facility. In addition, the Company had amounts issued under letters of credit of $9.3 million and $8.5 million as of December 28, 2025 and December 29, 2024, respectively.
The Credit Facility will mature on September 3, 2027. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. As of December 28, 2025, the Company fulfilled this obligation for the duration of the Credit Facility via previous principal payments. The Credit Facility's interest rate references the Secured Overnight Financing Rate ("SOFR"), which is an index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
For additional information regarding our Credit Facility, see Note 8. Borrowings included within the Notes to the Consolidated Financial Statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Debt Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a total net leverage ratio covenant. As of December 28, 2025, we were in compliance with all debt covenants.
Sales and Purchases of Equity Securities
On November 10, 2025, The Company entered into the Distribution Agreement with Evercore, to establish an at-the-market equity offering program. The Company voluntarily terminated the program on February 23, 2026, without any issuances or sales.
On December 3, 2024, the Company entered into an Equity Purchase Agreement with JCP Investment Management, LLC and certain of its affiliates (collectively, "JCP") and Jumana Capital, LLC and certain of its affiliates (collectively, "Jumana," and together with the JCP Parties, the "Investor Parties"), pursuant to which the Investor Parties purchased an aggregate of 1,600,909 shares of our common stock, at a purchase price of $5.19 per share, resulting in $8.3 million in gross proceeds. The proceeds were used to repay indebtedness and general corporate expenses.
On August 9, 2018, the Company's Board of Directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the Board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through December 28, 2025, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. The Company completed no share repurchases in fiscal 2025 or fiscal 2024. As of December 28, 2025, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
Contractual Obligations
The following table summarizes the amounts of payments due under specified contractual obligations as of December 28, 2025 (in thousands):

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt obligations(1)	$203,671	$19,843	$183,828	$—	$—	$—	$—
Finance lease obligations(2)	8,012	1,433	1,340	1,111	953	715	2,460
Operating lease obligations(3)	498,064	78,240	72,440	64,925	56,061	48,375	178,023
Purchase obligations(4)	214,490	71,411	65,258	26,085	24,156	21,621	5,959
Total contractual obligations	$924,237	$170,927	$322,866	$92,121	$81,170	$70,711	$186,442

(1) Long-term debt obligations primarily represented minimum required principal payments under our existing Credit Agreement as of December 28, 2025, including estimated interest of $33.5 million based on a 11.50% average borrowing interest rate.
(2) Finance lease obligations included interest of $1.3 million.
(3) Operating lease obligations excluded variable lease costs, such as sales-based contingent rent, and included interest of $148.9 million.
(4) Purchase obligations primarily included the Company's share of expected system-wide fixed price commitments for food, beverage, and restaurant supply items. The timing of amounts presented is estimated based on anticipated inventory needed for the Company’s restaurants and could vary due to changes in anticipated traffic counts, consumer preferences, or other factors.
Critical Accounting Estimates
Critical accounting estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant-level cash flows, which are subject to the current economic environment and potentially unknown future events, and we might obtain different results if we use different assumptions or conditions. We have identified the following as the Company's most critical accounting estimates, which are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1. Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Impairment of Long-Lived Assets - Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, right of use assets, and intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant-level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management's estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss. The amount of the impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset, which is determined using discounted cash flows.
Judgments made by management related to our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions, changes in operating performance, and the ongoing maintenance and improvements of the assets. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant's past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. For those restaurants for which undiscounted cash flows did not exceed their carrying value, we compared the carrying amount of each restaurant to its fair value as estimated by management. Determining the fair value of the long-lived assets requires the use of estimates and assumptions and is typically determined by using a discounted cash flow projection model. The weighted average cost of capital discount factor is determined by using external information such as the risk-free rate of return, industry beta factors, and premium adjustments. Management uses other market information such as market rent and discount rates, which are subject to judgment, to estimate the fair value of restaurant right of use lease assets. During fiscal 2025, the Company recognized non-cash impairment charges of $2.7 million, primarily related to the impairment of the long-lived assets at four underperforming locations. During fiscal 2024, the Company recognized non-cash impairment charges of $32.8 million, primarily related to impairments of long-lived assets at 58 underperforming locations and quota state liquor licenses at three locations.
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
Recently Issued Accounting Standards
See Note 2. Recent Accounting Pronouncements, of the Notes to the Consolidated Financial Statements in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for our discussion of recently issued accounting standards.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
This market risk discussion contains forward-looking statements. Actual results may differ materially from discussion based upon general market conditions and changes in domestic and global financial markets.
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of December 28, 2025, we had $170.2 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.7 million on an annualized basis.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Commodity Price Risks
We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, weather, seasonality, production, trade policy, and other factors. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities. As of December 28, 2025, approximately 53% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2026. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain to mitigate our overall commodity risk. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows, for the periods ended December 28, 2025, December 29, 2024 and December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for the periods ended December 28, 2025, December 29, 2024 and December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company assesses long-lived assets for impairment at the individual restaurant level whenever events and circumstances indicate the carrying amount of an asset group may not be recoverable. Identifiable cash flows are measured at the restaurant level. Expected future cash flows associated with an asset are the key factor in determining the recoverability of the asset. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions of future revenue trends. If the sum of the cash flows is less than the carrying value of the asset, an impairment loss is recognized and measured as the amount by which the carrying value exceeds the fair value of the asset.
We identified the evaluation of long-lived asset impairment as a critical audit matter because of the significant judgments made by management to estimate future cash flows, including assumptions about expected future operating performance, and the fair value of the lease assets. This required a significant degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate whether management appropriately identified and evaluated potential impairment indicators, and when evaluating the reasonableness of management’s estimates and assumptions, particularly related to cash flows, market rent, and discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impairment of long-lived assets included the following, among others:

•We tested the design and operating effectiveness of internal controls over the Company’s assessment and evaluation of potential impairment indicators for long-lived assets and over forecasted cash flows, discount rates, and market rents used in their recoverability and impairment analyses.
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
•We evaluated the reasonableness of the information in the Company’s forecasted cash flows used in their recoverability and impairment analyses, by comparing the forecasts to:
◦Historical actual results.
◦Internal communications between management and the Board of Directors.
◦Forecasted information included in analyst and industry reports for the Company.
•We evaluated the Company’s forecasted cash flows for consistency with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the market rents and discount rates provided to management by Stout, a third party specialist, by developing a range of independent estimates and comparing those to the market rent and discount rate used by management.

/s/ Deloitte & Touche LLP
Denver, Colorado
February 25, 2026

We have served as the Company's auditor since 2021.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 28, 2025	December 29, 2024
Assets:
Current assets:
Cash and cash equivalents	$19,924	$30,651
Accounts receivable, net	19,441	19,688
Inventories	25,729	26,737
Prepaid expenses and other current assets	14,234	13,608
Restricted cash	9,615	8,750
Total current assets	$88,943	$99,434
Property and equipment, net	158,105	181,224
Operating lease assets, net	295,996	331,617
Intangible assets, net	9,155	11,064
Assets held for sale	2,263	4,313
Other assets, net	9,065	13,662
Total assets	$563,527	$641,314
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$31,391	$29,783
Accrued payroll and payroll-related liabilities	44,039	39,672
Unearned revenue	27,287	27,083
Current portion of operating lease liabilities	49,111	50,083
Accrued liabilities and other	46,801	42,931
Total current liabilities	$198,629	$189,552
Long-term debt	164,741	181,641
Long-term portion of operating lease liabilities	300,055	345,635
Other non-current liabilities	6,450	8,755
Total liabilities	$669,875	$725,583
Commitments and contingencies (see Note 12.)
Stockholders' equity (deficit):
Common stock, $0.001 par value: 45,000 shares authorized; 22,050 shares issued; 18,009 and 17,403 shares outstanding as of December 28, 2025 and December 29, 2024	$22	$22
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of December 28, 2025 and December 29, 2024	—	—
Treasury stock: 4,041 and 4,647 shares, at cost as of December 28, 2025 and December 29, 2024	(143,247)	(164,937)
Paid-in capital	213,180	233,667
Accumulated other comprehensive income (loss), net of tax	(60)	(62)
Retained earnings (accumulated deficit)	(176,243)	(152,959)
Total stockholders' equity (deficit)	$(106,348)	$(84,269)
Total liabilities and stockholders' equity (deficit)	$563,527	$641,314
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenues:
Restaurant revenue	$1,189,780	$1,224,254	$1,274,294
Franchise revenue	14,076	14,941	15,867
Other revenue	6,369	9,365	12,885
Total revenues	$1,210,225	$1,248,560	$1,303,046
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	$283,883	$292,392	$308,962
Labor (includes $0, $0, and $475 of stock-based compensation)	437,242	479,631	473,538
Other operating	213,187	216,242	224,999
Occupancy	103,958	103,359	102,761
Depreciation and amortization	51,120	57,729	66,190
General and administrative (includes $5,573, $6,940, and $6,329 of stock-based compensation)	76,254	81,721	89,360
Selling	31,328	36,719	34,770
Pre-opening costs	—	—	587
Other (gains) charges, net (includes $(4,104), $71, and $128 of stock-based compensation)	10,463	33,848	(2,663)
Total costs and expenses	$1,207,435	$1,301,641	$1,298,504

Income (loss) from operations	$2,790	$(53,081)	$4,542
Other (income) expense:
Interest expense	$25,956	$25,277	$26,560
Interest (income) and other, net	(140)	(727)	(1,100)
Total other expenses, net	$25,816	$24,550	$25,460
Income (loss) before income taxes	$(23,026)	$(77,631)	$(20,918)
Income tax (benefit) expense	$258	$(90)	$310
Net income (loss)	$(23,284)	$(77,541)	$(21,228)
Income (loss) per share:
Basic	$(1.31)	$(4.93)	$(1.34)
Diluted	$(1.31)	$(4.93)	$(1.34)
Weighted average shares outstanding:
Basic	17,789	15,736	15,835
Diluted	17,789	15,736	15,835

Other comprehensive income (loss):
Foreign currency translation adjustment	$2	$(40)	$12
Other comprehensive income (loss), net of tax	$2	$(40)	$12
Total comprehensive income (loss)	$(23,282)	$(77,581)	$(21,216)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss), net of tax	Retained Earnings (Deficit)
					Paid-in Capital
	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2022	20,449	$20	4,515	$(182,810)	$238,803	$(34)	$(54,190)	$1,789
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(456)	18,068	(16,063)	—	—	2,005
Acquisition of treasury stock	—	—	862	(9,960)	—	—	—	(9,960)
Non-cash stock compensation	—	—	—	—	6,940	—	—	6,940
Net income (loss)	—	—	—	—	—	—	(21,228)	(21,228)
Other comprehensive income (loss)	—	—	—	—	—	12	—	12
Balance, December 31, 2023	20,449	$20	4,921	$(174,702)	$229,680	$(22)	$(75,418)	$(20,442)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(274)	9,765	(10,065)	—	—	(300)
Non-cash stock compensation	—	—	—	—	6,961	—	—	6,961
Net income (loss)	—	—	—	—	—	—	(77,541)	(77,541)
Common stock issuance	1,601	2	—	—	7,091	—	—	7,093
Other comprehensive income (loss)	—	—	—	—	—	(40)	—	(40)
Balance, December 29, 2024	22,050	$22	4,647	$(164,937)	$233,667	$(62)	$(152,959)	$(84,269)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(606)	21,690	(21,218)	—	—	472
Non-cash stock compensation	—	—	—	—	1,210	—	—	1,210
Net income (loss)	—	—	—	—	—	—	(23,284)	(23,284)
Equity issuance costs	—	—	—	—	(479)	—	—	(479)
Other comprehensive income (loss)	—	—	—	—	—	2	—	2
Balance, December 28, 2025	22,050	$22	4,041	$(143,247)	$213,180	$(60)	$(176,243)	$(106,348)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash Flows From Operating Activities:
Net income (loss)	$(23,284)	$(77,541)	$(21,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,120	57,729	66,190
Gift card breakage	(5,243)	(7,930)	(9,874)
Asset impairment	2,713	32,838	9,130
Non-cash other (gains) charges	(1,633)	(5)	(1,404)
Stock-based compensation expense	1,469	6,961	6,933
Gain on sale of property	(1,127)	(7,425)	(30,137)
Amortization of debt issuance costs	3,764	2,467	2,032
Other, net	927	(114)	(794)
Changes in operating assets and liabilities:
Accounts receivable and other, net	247	1,903	397
Inventories	134	(220)	(280)
Prepaid expenses and other current assets	(653)	(597)	1,558
Operating lease assets, net of liabilities	(6,173)	(1,455)	(11,841)
Trade accounts payable and accrued liabilities	7,748	3,441	(9,843)
Unearned revenue	5,446	(1,054)	(1,097)
Other operating assets and liabilities, net	1,553	(1,951)	(899)
Net cash provided by (used in) operating activities	$37,008	$7,047	$(1,157)
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	$(30,784)	$(26,034)	$(49,440)
Proceeds from sales of property and equipment, and other	6,166	24,287	61,195
Acquisition of franchised restaurants	—	—	(3,529)
Net cash provided by (used in) investing activities	$(24,618)	$(1,747)	$8,226
Cash Flows From Financing Activities:
Net (repayments) borrowings on revolving credit facility	$(17,000)	$20,000	$(15,000)
Repayments of borrowings on term loan	(2,770)	(21,232)	(9,857)
Repayments of finance lease obligations	(1,036)	(923)	(898)
Proceeds from borrowings for insurance premium financing	3,540	4,265	—
Repayments of insurance premium financing	(4,403)	(3,619)	—
Purchase of treasury stock	—	—	(9,960)
Debt issuance costs	(575)	(2,749)	—
Proceeds from issuance of common stock, net of stock issuance costs	(479)	7,093	—
Proceeds (uses) from other financing activities, net	471	(299)	2,003
Net cash provided by (used in) financing activities	$(22,252)	$2,536	$(33,712)
Effect of exchange rate changes on cash	$—	$—	$2
Net change in cash and cash equivalents, and restricted cash	$(9,862)	$7,836	$(26,641)
Cash and cash equivalents, and restricted cash, beginning of period	$39,401	$31,565	$58,206
Cash and cash equivalents, and restricted cash, end of period	$29,539	$39,401	$31,565

Supplemental disclosure of cash flow information
Net (refunds received) income taxes paid	$(30)	$83	$454
Interest paid	23,133	22,737	24,084
Accrued purchases of property, equipment and intangible assets	3,296	2,707	1,836
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
(a) Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation, that, together with its subsidiaries ("Red Robin," "we," "us," "our", or the "Company"), primarily operates, franchises, and develops casual dining restaurants in North America. As of December 28, 2025, the Company owned and operated 385 restaurants located in 39 states. The Company also had 90 casual dining restaurants operated by franchisees in 13 states and one Canadian province. The Company operated its business as one operating and one reportable segment.
(b) Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Red Robin and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2025	December 28, 2025	52
2024	December 29, 2024	52
2023	December 31, 2023	53
Upcoming Fiscal Years:
2026	December 27, 2026	52
2027	December 26, 2027	52
(c) Reclassifications
Certain amounts presented have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company's consolidated results. We made adjustments to the Consolidated Statements of Cash Flows to include income tax receivable within accounts receivable and other, net, to net borrowings with repayments on revolving credit facilities, to include net proceeds from sale-leaseback within net proceeds from sale of property, equipment, and other, and to separately disclose the following captions: to disaggregate gift card breakage from the change in unearned revenue; and to disaggregate amortization of debt issuance costs from other, net. We have also revised the presentation of operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) to separately disclose selling expenses and general and administrative expenses. Previously, these amounts were presented on a combined basis as selling, general, and administrative expenses. Certain prior-year amounts related to restaurant closure costs have been disaggregated and reclassified into closed store rent and other costs and lease modification (gains) losses within Note 4. Other (Gains) Charges, net to conform to the current-year presentation.
(d) Use of Estimates
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
The Company sells gift cards that do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. We recognize revenue from gift cards as either: (i) restaurant revenue, when the Company's performance obligation to provide food and beverage to the customer is satisfied upon redemption of the gift card, or (ii) gift card breakage, as discussed below.
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
Revenues we receive from our franchise arrangements include sales-based royalties, advertising fund contributions, area development fees, and franchise fees. Red Robin franchisees are required to remit 4% to 5% of their revenues as royalties to the Company and contribute up to 3% of revenues to two national advertising funds. The Company recognizes these sales-based royalties and advertising fund contributions as the underlying franchisee sales occur. Contributions to these advertising funds from franchisees are recorded as revenue under franchise revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC Topic 606, Revenue from Contracts with Customers.
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
The Company is required to carry restricted cash balances that are reserved as collateral for existing letters of credit. The amounts issued under letters of credit, which are undrawn, totaled $9.3 million at December 28, 2025.
Accounts Receivable, net - Accounts receivable, net consists primarily of third-party gift card receivables, third party delivery partner receivables, rebate receivables, and trade receivables due from franchisees for royalties and advertising fund contributions.

(In thousands)	2025	2024
Gift card receivable	$8,131	$9,241
Third party delivery partner receivable	2,816	2,164
Rebate receivable	3,246	3,169
Trade receivable	1,374	1,014
Other receivable	3,874	4,100
Total accounts receivable, net	$19,441	$19,688

Inventories - Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value.

(In thousands)	2025	2024
Food & beverage inventory	$9,330	$9,206
Supplies inventory	16,399	17,531
Inventories	$25,729	$26,737
Property and Equipment, net - Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to place Company-owned assets in service is capitalized and amortized over the estimated useful life of the related assets, which amounted to $0.6 million and $1.0 million in fiscal 2025 and fiscal 2024, respectively.
The estimated useful lives for property and equipment are:

Buildings	5 years to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures, and equipment	3 years to 20 years
Computer equipment	2 years to 5 years
The Company capitalizes certain overhead related to the development and construction of its new restaurants as well as certain information technology capital investments. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed.
Cloud Computing Arrangements - The Company capitalizes cloud computing implementation costs and amortizes these costs on a straight-line basis over the term of the related service agreement, including renewal periods that are reasonably certain to be exercised. Capitalized cloud computing implementation costs were $1.2 million and $1.2 million, net of accumulated amortization, as of December 28, 2025 and December 29, 2024, respectively. These costs are included in prepaid expenses and other current assets and other assets, net in our Consolidated Balance Sheets. Related amortization expense were $1.0 million, $0.5 million, and $0.4 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, and was included in other operating, selling, and general and administrative in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Leases - The Company leases land, buildings, and equipment used in its operations under operating and finance leases. Our leases generally have remaining terms of 1-13 years, most of which include options to extend the leases for additional five-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.
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
We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term of 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded in our Consolidated Balance Sheets.
We have elected the practical expedient that does not require us to separate lease and non-lease components for our population of real estate assets.
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
Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including restaurant sites, leasehold improvements, information technology systems, right of use assets, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level, for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant-level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using projected cash flows discounted using an estimated weighted average cost of capital. Management may also utilize other market information to determine fair value such as market rent and discount rates, to estimate the fair value of restaurant right of use lease assets. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software.
Advertising - Under the Company's franchise agreements, both the Company and the franchisees must contribute up to 3% of revenues to two national media advertising funds (the "Advertising Funds"). These Advertising Funds are used to drive initial guest trial and repeat visits and build the Company's brand equity and awareness. Primary advertising channels include television advertising, digital media, social media programs, email, loyalty, and public relations initiatives. Additionally, for corporate owned stores, we may choose to invest additional discretionary advertising above and beyond the 3% of revenues.
Total advertising costs of $18.7 million, $23.5 million, and $21.6 million in fiscal years 2025, 2024, and 2023, respectively, and were included in selling expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred.
Self-Insurance Programs - The Company utilizes a self-insurance plan for health, general liability, and workers' compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as well as claims incurred but not reported ("IBNR") as of the balance sheet date. Our estimated liability is based on information provided by third-party actuaries, combined with our judgments regarding several assumptions, including the frequency and severity of claims, our loss development factors, loss cost, claims history, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. Accrued liabilities and other current liabilities and accrued payroll and payroll-related liabilities include the estimated cost to settle reported claims and incurred but not reported claims.
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

Income Taxes - Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences, net operating income (losses), and tax credit carryforwards. Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance against the deferred tax assets, if considered necessary, based on such evaluation.
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2020 through 2025 tax years.
The Company records interest and penalties associated with audits as a component of income before taxes. The Company recorded immaterial penalty and interest expense on the identified tax liabilities in fiscal years 2025, 2024, and 2023.
Income (Loss) Per Share - Basic income (loss) per share amounts are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted income (loss) per share reflects the potential dilution that could occur if holders of options and awards exercised their holdings into common stock. As the Company was in a net loss position for each of the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the impact of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as of the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, were as follows (in thousands):

	2025	2024	2023
Basic weighted average shares outstanding	$17,789	$15,736	$15,835
Dilutive effect of stock options and awards	—	—	—
Diluted weighted average shares outstanding	$17,789	$15,736	$15,835

Awards excluded due to anti-dilutive effect on diluted earnings per share	$2,599	$1,749	$1,409
Comprehensive Income (Loss) - Total comprehensive income (loss) consists of the net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from net income (loss). Other comprehensive income (loss) as presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years 2025, 2024, and 2023 consisted of the foreign currency translation adjustment resulting from the Company's Canadian franchise operations.
Stock-Based Compensation - The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock units, performance stock units, or other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash variable compensation awards to employees, non-employees, directors, and consultants. The Company also maintains an employee stock purchase plan. The Company issues shares relating to stock-based compensation plans and the employee stock purchase plan from treasury shares. We recognize compensation expenses for only the portion of share-based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from our historical forfeitures of similar awards when a team member leaves the Company.
Deferred Compensation - The Company has assets and liabilities related to a deferred compensation plan. The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Fluctuations in the market value of the investments held in the trust result in the recognition of deferred compensation expense or income. Refer to Note 15. Employee Benefit Programs for additional information.
2. Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-12, Codification Improvements, which included amendments intended to clarify, improve, and correct various sections of the Accounting Standards Codification. The amendments addressed a variety of topics, including earnings per share, equity, leases, revenue recognition, credit losses, and other areas, and are primarily intended to improve the consistency and clarity of existing guidance without significantly changing current accounting practice. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2025-12 on the Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify and improve the guidance in ASC 270 regarding interim reporting. ASU 2025-11 improved the navigability of the guidance, clarifying when the interim reporting guidance applies, and specifying the disclosures and form and content requirements for interim financial statements and accompanying notes under GAAP. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2025-11 on the Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) to introduce a principles-based framework for capitalizing costs related to the development of internal-use software. ASU 2025-06 also incorporated website development costs into the internal-use software guidance and enhanced related disclosure requirements. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of the adoption of ASU 2025-06 on the Consolidated Financial Statements.
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
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. ASU 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024. The adoption of this standard has been reflected in Note 11. Income Taxes within the Notes to the Consolidated Financial Statements.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Consolidated Financial Statements.
Recently Issued Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions. The legislation has multiple effective dates, with some provisions taking effect in tax year 2025 and others phased in through tax year 2027. In accordance with ASC 740 - Income Taxes, the effects of changes in tax rates and laws are recognized in the period in which the legislation is enacted. The OBBBA did not have a material impact on the Consolidated Financial Statements.

3. Revenue
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Restaurant revenue	$1,189,780	$1,224,254	$1,274,294
Franchise revenue	14,076	14,941	15,867
Gift card breakage	5,243	7,930	9,874
Other revenue	1,126	1,435	3,011
Total revenues	$1,210,225	$1,248,560	$1,303,046
Contract Liabilities
Components of unearned revenue in the Consolidated Balance Sheets are as follows (in thousands):

	December 28, 2025	December 29, 2024
Unearned gift card revenue	$24,096	$24,333
Unearned Royalty revenue	3,191	2,750
Unearned revenue	$27,287	$27,083
Revenue recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Gift card revenue	$13,070	$16,782	$19,224
We recognize revenue from our customer loyalty program, Red Robin Royalty ("Royalty"), within restaurant revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with our Royalty program is included in unearned revenue in our Consolidated Balance Sheets.

Changes in our unearned revenue balance related to our Royalty program (in thousands):

	Year Ended
	December 28, 2025	December 29, 2024
Unearned Royalty revenue, beginning balance	$2,750	$7,509
Revenue deferred	5,352	4,817
Revenue recognized(1)	(4,911)	(9,576)
Unearned Royalty revenue, ending balance	$3,191	$2,750
(1) Restaurant revenue recognized during the fifty-two weeks ended December 29, 2024 included a credit of approximately $6.4 million related to the transition to the new Royalty program in the second quarter of fiscal 2024, primarily due to the cancellation of unused points that were earned more than 365 days prior to the launch of the new program.
4. Other (Gains) Charges, net
Other (gains) charges, net consisted of the following (in thousands):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Asset impairment and restaurant closure costs, net	$2,785	$34,080	$12,192
Gain on sale of restaurant property	(1,127)	(7,425)	(29,543)
Severance and executive transition(1)	2,181	1,181	3,419
Litigation contingencies	2,198	1,037	9,140
Asset disposal and other, net	4,426	4,975	2,129
Other (gains) charges, net	$10,463	$33,848	$(2,663)
(1) Severance and executive transition included $(4.1) million, $0.1 million, and $0.1 million of stock-based compensation (benefit) expense in fiscal years 2025, 2024, and 2023, respectively.
Asset Impairment and Restaurant Closure Costs, net
Asset impairment and restaurant closure costs, net consisted of the following (in thousands, except for location data):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Number of non-operating locations	10	9	13
Non-operating location rent, restaurant closure costs, and other	$4,291	$3,676	$5,432
Number of impaired locations	4	58	19
Non-cash impairment	$2,713	$32,838	$9,130
Number of locations with lease remeasurement	17	7	9
Net lease remeasurement (gain) loss	$(4,219)	$(2,434)	$(2,370)
Total asset impairment and restaurant closure costs, net	$2,785	$34,080	$12,192
Gain on Sale of Restaurant Property
During fiscal 2025, the Company sold three restaurant properties for total proceeds of $5.8 million that resulted in a gain, net of expenses of $1.1 million. The net proceeds were included within cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 28, 2025, and were used to repay long-term debt.
During fiscal 2024, the Company sold ten restaurant properties for total proceeds of $23.9 million in sale-leaseback transactions that resulted in a gain, net of expenses of $7.4 million. The net proceeds were included within cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 29, 2024.
During fiscal 2023, the Company sold 18 restaurant properties for total proceeds of $58.8 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $29.4 million. In addition, during 2023, the Company sold one restaurant property for total proceeds of $1.5 million which resulted in a gain, net of expenses of $0.1 million. The net proceeds were included within cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2023.
Severance and Executive Transition
Severance and executive transition consisted of the following (in thousands):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Executive severance	$4,915	$476	$2,298
Stock-based compensation(1)	(4,104)	71	128
Team member severance(2)	1,370	634	993
Total severance and executive transition	$2,181	$1,181	$3,419

(1) For fiscal 2025, the stock-based compensation benefit related primarily to the forfeiture of unvested stock-based compensation by certain executive leadership.
(2) During fiscal 2025, team member severance was primarily associated with a reduction in force, which occurred during the second quarter of fiscal 2025.
Litigation Contingencies
In fiscal years 2025, 2024, and 2023, the Company recorded certain accruals associated with litigation contingencies. See Note 12. Commitments and Contingencies, for further discussion.
Asset Disposal and Other
Asset disposal and other primarily related to asset disposals, strategic projects and other non-recurring items.
5. Property and Equipment, net
Property and equipment, net consisted of the following as of December 28, 2025 and December 29, 2024 (in thousands):

	December 28, 2025	December 29, 2024
Land	$6,542	$9,760
Buildings	12,645	13,496
Leasehold improvements	579,623	574,256
Furniture, fixtures, and equipment	368,545	360,611
Construction in progress	1,310	13,307
Property and equipment, gross	$968,665	$971,430
Accumulated depreciation and amortization	$(810,560)	$(790,206)
Property and equipment, net	$158,105	$181,224
Depreciation and amortization expense on property and equipment were $49.3 million, $55.4 million, and $63.8 million in fiscal years 2025, 2024, and 2023, respectively.
6. Intangible Assets, net
Intangible assets, net consisted of the following as of December 28, 2025 and December 29, 2024 (in thousands):

	December 28, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$45,117	$(42,332)	$2,785	$46,091	$(41,647)	$4,444
Leasehold interests	12,845	(11,113)	1,732	12,867	(10,906)	1,961
Liquor licenses and other	8,999	(8,843)	156	9,596	(9,419)	177
	$66,961	$(62,288)	$4,673	$68,554	$(61,972)	$6,582
Indefinite-lived intangible assets:
Liquor licenses and other	$4,482	$—	$4,482	$4,482	$—	$4,482
Intangible assets, net	$71,443	$(62,288)	$9,155	$73,036	$(61,972)	$11,064
The aggregate amortization expense related to intangible assets subject to amortization were $1.8 million, $2.3 million, and $2.4 million for fiscal years 2025, 2024, and 2023, respectively.

The estimated aggregate future amortization expense as of December 28, 2025 were as follows (in thousands):

2026	$1,435
2027	1,070
2028	611
2029	343
2030	290
Thereafter	924
$4,673
7. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other
Accrued payroll and payroll-related liabilities consisted of the following as of December 28, 2025 and December 29, 2024 (in thousands):

	December 28, 2025	December 29, 2024
Payroll and payroll-related taxes	$17,087	$18,438
Workers compensation insurance	6,071	6,459
Corporate and restaurant incentive compensation(1)	10,713	4,168
Accrued vacation	6,398	6,583
Other	3,770	4,024
Accrued payroll and payroll-related liabilities	$44,039	$39,672
(1) This balance was inclusive of $2.9 million and $0.0 million for fiscal years 2025 and 2024, respectively, related to severance and executive transition costs.
Included within corporate and restaurant incentive compensation are accrued termination benefits, which represent one-time termination benefits primarily related to changes in leadership positions as a result of strategic pivots under previous strategies and the First Choice plan. These plans, and the related reductions in force, are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The charges incurred under previous strategies were recognized in fiscal 2023 and fully paid as of the end of fiscal 2024. The Company incurred a cumulative total of $1.4 million in one-time termination benefits during fiscal 2025 related to the First Choice plan reduction in force, and was included in Other (gains) charges, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). One-time termination benefits activity for the fiscal years ended December 29, 2024 and December 28, 2025, respectively, were as follows:

Termination Benefits
Balance as of December 31, 2023	$184
Charges	—
Cash Payments	(184)
Balance as of December 29, 2024	$—
Charges	1,370
Cash Payments	(1,033)
Balance as of December 28, 2025	$337

Accrued liabilities and other consisted of the following as of December 28, 2025 and December 29, 2024 (in thousands):

	December 28, 2025	December 29, 2024
State and city sales tax payable	$5,838	$6,224
Real estate, personal property, state income, and other taxes payable	7,937	6,933
Insurance	10,092	10,201
Utilities	2,615	3,016
Legal	5,510	4,935
Accrued interest	1,220	1,536
Accrued marketing	2,824	2,830
Current portion of finance lease liabilities	1,092	1,019
Other	9,673	6,237
Accrued liabilities and other	$46,801	$42,931
8. Borrowings
Borrowings as of December 28, 2025 and December 29, 2024 are summarized below:

	December 28, 2025		December 29, 2024
(Dollars in thousands)	Borrowings	Variable Interest Rates	Borrowings	Variable Interest Rates
Revolving line of credit	$3,000	11.40%	$20,000	12.03%
Term loan	$167,217	11.50%	$169,470	12.21%
Total borrowings	$170,217		$189,470
Less: unamortized debt issuance costs(1)	$5,476		$7,829
Long-term debt	$164,741		$181,641

Revolving line of credit unamortized debt issuances costs(1):	$932		$1,298
(1)     Unamortized debt issuance costs associated with the Company's Credit Facility were included as deferred costs in other assets, net for financing charges allocated to the revolving line of credit, and long-term debt for financing charges associated with the term loan in the accompanying Consolidated Balance Sheets.
Maturities of long-term debt as of December 28, 2025 were as follows (in thousands):

2026	$—
2027	170,217
2028	—
2029	—
Thereafter	—
$170,217

Credit Facility
As of December 28, 2025, the Company's credit facility allowed for up to $240.0 million of borrowings and is comprised of a $40.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). As of December 28, 2025 and December 29, 2024, the Company had outstanding borrowings of $170.2 million and $189.5 million, respectively, inclusive of $3.0 million and $20.0 million drawn on its revolving line of credit, respectively, under its Credit Facility. In addition, the Company had amounts issued under letters of credit of $9.3 million and $8.5 million as of December 28, 2025 and December 29, 2024, respectively.
The Credit Facility will mature on September 3, 2027. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. As of December 28, 2025, the Company has fulfilled this obligation for the duration of the Credit Facility via previous principal payments. The Credit Facility's interest rate references the Secured Overnight Financing Rate ("SOFR"), which is an index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
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
On March 4, 2022, Red Robin International, Inc., the Company, and the guarantors also entered into a Pledge and Security Agreement (the "Security Agreement") granting to the Administrative Agent a first priority security interest in substantially all of the assets of the borrower and the guarantors to secure the obligations under the Credit Agreement.
Red Robin International, Inc., as the borrower is obligated to pay customary fees to the agents, lenders and issuing banks under the Credit Agreement with respect to providing, maintaining, or administering, as applicable, the credit facilities.
On July 17, 2023, the Company amended the Credit Agreement (the "First Amendment") to, among other things, remove the previously included $50.0 million aggregate cap on sale-leasebacks of Company-owned real property that are permitted under the Credit Agreement, subject to certain conditions set forth in the Credit Agreement.
On August 21, 2024, the Company entered into the second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment, among other things, provided certain relief from the financial covenant by increasing the required maximum net total leverage ratio beginning in the third quarter of 2024 through the end of the third quarter of fiscal 2025; increased the aggregate revolving commitments by $15.0 million to $40.0 million through the end of the third quarter of fiscal 2025; removed the variable pricing grid and increases the applicable margin on all term loans and revolving loans that are SOFR-based loans to 7.50% per annum and that are ABR-based loans to 6.50% per annum; and added certain additional reporting requirements.
On November 4, 2024, the Company entered into the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment extended the provisions of the Second Amendment through the end of the first fiscal quarter of 2026.
On November 7, 2025, the Company entered into the fourth amendment to the Credit Agreement (the "Fourth Amendment"). The Fourth Amendment extended the maturity date of the Credit Agreement by six months to September 3, 2027. In connection with the Fourth Amendment, the Company paid customary amendment fees to the lenders under the Credit Facility. The Company performed an analysis of the Fourth Amendment under ASC Topic 470, Debt, and determined that debt modification accounting was appropriate. As a result, the Company capitalized $1.0 million of the amendment fees as debt issuance costs, which will be amortized over the remaining term of the Credit Facility, and expensed the remaining $0.1 million of fees. Approximately $0.5 million of the Fourth Amendment fees were paid-in-kind and added to the principal balance of the term loan.

The summary descriptions of the Credit Agreement, the Security Agreement, the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which are listed as exhibits to this Annual Report on Form 10-K.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term nature or maturity of the instruments.
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value and are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The Company records equal and offsetting amounts to the deferred compensation plan assets for the Company's payment liabilities which are included in accrued liabilities and other in the accompanying Consolidated Balance Sheets. The fair market value of mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets), and were $1.9 million and $1.8 million as of December 28, 2025, and December 29, 2024, respectively. See Note 15. Employee Benefit Programs for additional information.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and intangible assets. These assets are measured at fair value if determined to be impaired.
During fiscal years 2025, 2024, and 2023, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 4. Other (Gains) Charges, net which were based on significant inputs not observable in the market and thus represented a Level 3 fair value measurement.
Based on our fiscal years 2025, 2024, and 2023 impairment analyses, we impaired long-lived assets at 4, 58 and 19 locations with carrying values of $6.1 million, $71.3 million, and $36.5 million, respectively. We determined the fair value of these long-lived assets in fiscal years 2025, 2024, and 2023 to be $3.4 million, $39.4 million and $27.4 million, respectively, based on Level 3 fair value measurements.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on quoted prices in the active market for the license in the same or similar jurisdictions, representing a Level 1 fair value measurement. During the fourth quarter of fiscal 2025, the Company performed its annual review of its indefinite lived liquor licenses that had a carrying value of $4.0 million, resulting in no impairment recorded. Impairment charges of $1.1 million and $0.2 million were recorded to liquor licenses with indefinite lives in fiscal years 2024 and 2023, respectively.
Disclosures of Fair Value of Other Assets and Liabilities
The carrying value of our variable rate Credit Facility, which utilized level 2 fair value inputs, approximated fair value as of December 28, 2025 and December 29, 2024, as such debt bears interest at floating rates which approximate market rates.

10. Leases
The Company's finance and operating lease assets and liabilities as of December 28, 2025 and December 29, 2024 were as follows (in thousands):

December 28, 2025	Finance(1)	Operating(2)
Lease assets, net	$4,388	$295,996

Current portion of lease obligations	1,092	49,111
Long-term portion of lease obligations	5,646	300,055
Total	$6,738	$349,166

December 29, 2024	Finance(1)	Operating(2)
Lease assets, net	$5,328	$331,617

Current portion of lease obligations	1,019	50,083
Long-term portion of lease obligations	6,746	345,635
Total	$7,765	$395,718
(1) Finance lease assets and obligations are included in other assets, net, accrued liabilities and other, and other non-current liabilities within our Consolidated Balance Sheets.
(2) Operating lease assets and obligations are included in operating lease assets, net, current portion of operating lease liabilities, and long-term portion of operating lease liabilities within our Consolidated Balance Sheets.
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in occupancy on our Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows (in thousands):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Operating lease cost	$73,388	$75,059	$72,346
Finance lease cost:
Amortization of right of use assets(1)	$886	$936	$985
Interest on lease liabilities (2)	385	438	520
Total finance lease cost	$1,271	$1,374	$1,505
Variable lease cost	$20,140	$19,077	$19,806
Total lease costs	$94,799	$95,510	$93,657
(1) Amortization of finance lease right of use assets is recorded to depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Interest on finance lease liabilities is recorded to interest expense in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Maturities of our lease liabilities as of December 28, 2025 were as follows (in thousands):

	Finance Leases	Operating Leases
2026	$1,433	$78,240
2027	1,340	72,440
2028	1,111	64,925
2029	953	56,061
2030	715	48,375
Thereafter	2,460	178,023
Total future lease liability	$8,012	$498,064
Less imputed interest	$1,274	$148,898
Present value of lease liability	$6,738	$349,166

Supplemental cash flow information related to leases are as follows (in thousands, except other information):

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Cash paid related to lease liabilities
Operating leases	$80,358	$83,043	$80,469
Finance leases	385	438	520
Cash flows from financing activities:
Cash paid related to lease liabilities
Finance leases	$1,036	$923	$898
Cash paid for amounts included in the measurement of lease liabilities	$81,779	$84,404	$81,887

Right of use assets obtained in exchange for operating lease obligations	$20,446	$26,089	$53,915
Right of use assets obtained in exchange for finance lease obligations	$—	$—	$81

Other information related to operating leases as follows:
Weighted average remaining lease term	7.69	8.25	8.68
Weighted average discount rate	9.11%	8.62%	8.15%

Other information related to financing leases as follows:
Weighted average remaining lease term	7.64	8.47	9.34
Weighted average discount rate	4.83%	4.85%	4.87%
11. Income Taxes
Income (loss) before income taxes included the following components for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 (in thousands):

	2025	2024	2023
U.S.	$(23,019)	$(77,641)	$(20,894)
Foreign	(7)	10	(24)
Income (loss) before income taxes	$(23,026)	$(77,631)	$(20,918)

Income tax (benefit) expense included the following components for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 (in thousands):

	2025	2024	2023
Current:
Federal	$(11)	$(37)	$37
State	269	(53)	273
Foreign	—	—	—
Total current income tax (benefit) expense	$258	$(90)	$310
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax (benefit) expense	$—	$—	$—
Income tax (benefit) expense, net	$258	$(90)	$310
The reconciliation between the income tax (benefit) expense and the amount of income tax computed by applying the U.S. federal statutory rate to income (loss) before income taxes as shown in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Tax provision at U.S. federal statutory rate	$(4,835)	21.0%	$(16,257)	21.0%	$(4,382)	21.0%
State and local income tax, net of federal (national) income tax effect(1)	220	(1.0)	(512)	0.7	(15)	0.1
Foreign tax effects	317	(1.4)	(586)	0.8	121	(0.6)
Changes in valuation allowance	3,512	(15.2)	14,321	(18.6)	2,868	(13.8)
Nontaxable or nondeductible items	546	(2.4)	621	(0.8)	698	(3.3)
Other	498	(2.1)	2,323	(3.0)	1,020	(4.9)
Effective tax rate	$258	(1.1)%	$(90)	0.1%	$310	(1.5)%
(1) State taxes in California, Colorado, Illinois, Oregon, and Texas made up the majority (greater than 50%) of the tax effect in this category.

The Company's federal and state deferred taxes as of December 28, 2025 and December 29, 2024 were as follows (in thousands):

	2025	2024
Deferred tax assets:
Leasing transactions	$92,318	$104,831
General business and other tax credits	39,718	41,009
Net operating loss carryover	50,302	50,688
Accrued compensation and related costs	4,907	4,810
Goodwill	7,332	7,250
Stock-based compensation	5,933	6,423
Advanced payments	—	—
Interest expense	21,670	15,938
Property & Equipment	7,463	8,318
Other non-current deferred tax assets	1,561	1,594
Subtotal	$231,204	$240,861
Valuation allowance	$(141,148)	$(136,595)
Total	$90,056	$104,266

Deferred tax liabilities:
Leasing transactions	$(80,035)	$(89,804)
Property and equipment	—	—
Supplies inventory	(4,114)	(4,349)
Prepaid expenses	(1,282)	(1,862)
Advanced Payments	(1,056)	(364)
Other non-current deferred tax liabilities	(3,569)	(7,887)
Total	$(90,056)	$(104,266)

Net deferred tax asset	$—	$—
The Company had net operating loss carryforwards for tax purposes of $50.3 million as of December 28, 2025. This was comprised of approximately $21.4 million of federal net operating loss carryovers, approximately $19.8 million of state net operating loss carryovers, and approximately $9.1 million of foreign net operating loss carryovers. The federal net operating loss has an indefinite carryforward period, the state net operating loss carryovers expire at various dates between 2026 and 2046, and the foreign net operating loss carryovers expire at various dates between 2036 and 2046.
As of December 28, 2025, the Company had a deferred tax asset of $39.7 million related to federal tax credits, which expire at various dates between 2026 and 2040.
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all the tax benefit of its deferred income tax assets. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. In making this determination, the Company considers all available positive and negative evidence including historical operating losses, the reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies. In 2020, management determined that a full valuation allowance was required and has recorded a full valuation allowance as of December 28, 2025 and at December 29, 2024.
Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $141.1 million had been recorded against the deferred tax asset for federal and state tax credits, federal and state deferred tax assets, all net operating loss carry forwards and the deferred taxes of our foreign subsidiary.

The following table summarizes the Company's unrecognized tax benefits as of December 28, 2025, December 29, 2024, and December 31, 2023 (in thousands):

	2025	2024	2023
Beginning of year	$51	$185	$185
Increase due to current year tax positions	—	—	—
Due to decrease to a position taken in a prior year	—	—	—
Settlements	—	—	—
Reductions related to lapses in the statute of limitations	(51)	(134)	—
End of year	$—	$51	$185
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.0 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements.
The following table summarizes the Company's net cash paid (refunds received) for income taxes, which consisted of the following as of December 28, 2025, December 29, 2024, and December 31, 2023 (in thousands):

	2025	2024	2023
Federal	$72	$21	$50
Aggregated state and local jurisdictions	53	96	168
Disaggregated state and local jurisdictions
Maryland	(293)	(191)	—
Oregon	50	55	43
Pennsylvania	31	31	118
Texas	57	71	75
Foreign	—	—	—
Net (refunds received) cash paid for income taxes	$(30)	$83	$454
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
As of December 28, 2025, we had reserves of $5.5 million for loss contingencies included within accrued liabilities and other on our Consolidated Balance Sheets. We increased our estimate of loss contingency liabilities by approximately $1.1 million for the year ended December 28, 2025 related to ongoing legal matters. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from guests or team members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of pending or threatened matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely impact our business, financial condition, results of operations, and cash flows. We ultimately may be subject to greater or less than the accrued amount for this and other matters.

As of December 28, 2025, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverage and other supplies to our restaurants, for an aggregate of $214.5 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
The Company has a potential contingent lease liability for lease payments related to certain franchisees' lease arrangements. The maximum amount of potential future payments under the potential contingent lease liability was $3.0 million and $3.8 million as of December 28, 2025 and December 29, 2024, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
13. Stockholders' Equity (Deficit)
On November 10, 2025, the Company entered into a distribution agreement (the "Distribution Agreement") with Evercore Group L.L.C. ("Evercore") to establish an "at-the-market equity offering" program ("ATM Program"), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $40.0 million. As of December 28, 2025, the Company had not issued or sold any shares under the ATM Program, which the Company voluntarily terminated on February 23, 2026. The cost to establish this program was $0.5 million, comprised of legal and other regulatory fees, and is included in the proceeds from issuance of common stock, net of stock issuance costs of the Consolidated Statements of Cash Flows.
On December 3, 2024 the Company entered into an Equity Purchase Agreement with JCP Investment Management, LLC and certain of its affiliates (collectively, "JCP") and Jumana Capital, LLC and certain of its affiliates (collectively, "Jumana," and together with the JCP Parties, the "Investor Parties"), pursuant to which the Investor Parties purchased an aggregate of 1,600,909 shares of Common Stock, at a purchase price of $5.19 per share, resulting in $8.3 million in gross proceeds.
On August 9, 2018, the Company's Board of Directors authorized an increase to the Company's share repurchase program of approximately $21 million to a total of $75 million of the Company's common stock. The increased share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In fiscal 2025, the Company did not repurchase any shares under its share repurchase program. From the date of the current program approval through December 28, 2025, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. Accordingly, as of December 28, 2025, we had $58.5 million of availability under the current share repurchase program.
14. Stock Incentive Plans
In May 2024, the Company's stockholders approved the 2024 Performance Incentive Plan (the "2024 Stock Plan"). Following the date of approval, all grants are made under the 2024 Stock Plan and no new awards may be granted under the Second Amended and Restated 2017 Performance Incentive Plan (the "2017 Stock Plan"). The 2024 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock units, performance stock units, and other forms of awards granted or denominated in the Company common stock or unit of the Company's common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2024 Stock Plan include officers, employees, directors, consultants, contractors, and other service providers or any affiliate of the Company. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards granted under the 2024 Stock Plan is 2,072,163 shares.
As of December 28, 2025, 253,675 and 2,227,091 options and awards to acquire the Company's common stock remained outstanding under the 2017 Stock Plan and the 2024 Stock Plan, respectively.
Stock-based compensation costs recognized in general and administrative for fiscal years 2025, 2024, and 2023 were $5.6 million, $6.9 million, and $6.3 million, respectively. Total stock-based compensation costs, inclusive of amounts recognized in labor and other (gains) charges, net for fiscal years 2025, 2024, and 2023 were $1.5 million, $7.0 million, and $6.9 million, respectively, with related income tax benefits of $0.6 million, $0.5 million, and $0.8 million, respectively.
As of December 28, 2025, there was $4.9 million of unrecognized compensation cost, excluding estimated forfeitures. Unrecognized compensation costs are expected to be recognized over the weighted average remaining vesting period of approximately 0.73 years for the restricted stock units ("RSU") and 1.90 years for the performance stock units ("PSU"). There is no unrecognized compensation cost for stock options in the year ended December 28, 2025.

Time-Based RSUs
During fiscal years 2025, 2024, and 2023, the Company issued time-based restricted stock units ("RSUs") to certain participants. The RSUs granted to employees typically vest in equal installments over three to four years. For the Company's non-employee directors, RSUs vest in full on the later of fifty weeks following the date of grant and the Company's next annual meeting of stockholders. Upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.
The table below summarizes the activity of the Company's time-based restricted stock units (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 29, 2024	1,037	$8.05
Awarded	1,610	3.79
Forfeited	(965)	5.66
Vested	(443)	8.23
Outstanding, December 28, 2025	1,239	$4.30
Performance Stock Units
During fiscal years 2025, 2024, and 2023, the Company granted performance-based stock unit awards ("PSUs") to certain employees. Each PSU represents the right to receive one share of the Company's common stock on the vesting date.
The PSU awards use a performance metric based on relative total stockholder return defined as increases in the Company's stock price during a performance period of three years as compared to the total stockholder return of a group of peer companies. Expense is recorded to general and administrative expenses on a straight-line basis over the performance period based on the fair value of shares as determined by a Monte Carlo simulation on the grant date. PSUs remain unvested until the last day of the three-year performance period and are generally forfeited in the event of termination of employment of a grantee prior to the last day of the three-year performance period. If the relative total stockholder return target is not met, then the compensation cost for these PSUs is not reversed.
The table below summarizes the activity of the Company's performance stock units (shares in thousands):

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 29, 2024	936	$13.62
Awarded	1,557	0.99
Forfeited	(875)	9.20
Vested	—	—
Outstanding, December 28, 2025	1,618	$2.79
The fair value of PSUs was estimated on the grant date using a Monte Carlo simulation model with the following assumptions:

	Fiscal Year of Grant
	2025	2024	2023
Volatility	66.8%	66.2%	76.1%
Risk-free interest rate	4.0%	4.8%	3.8%
Expected life (years)	2.60	2.60	2.78
Fair value of market-based awards granted	$3.38	$9.11	$18.95
Phantom Performance Stock Units
During fiscal 2025, the Company granted phantom performance stock unit awards ("PPSUs") to certain employees. Each PPSU represents the right to receive either one share of the Company's common stock upon vesting or the cash equivalent on that date. The PPSUs use a performance metric based on relative total stockholder return defined as increases in the Company's stock price during a performance period of three years as compared to the total stockholder return of a group of peer companies. PPSUs remain unvested until the last day of the three-year performance period and are generally forfeited in the event of termination of employment of a grantee prior to the last day of the three-year performance period. The option to settle the PPSUs in common stock or cash upon vesting is at the sole discretion of the Company. While the Company may opt to settle any earned PPSUs with common stock, as of December 28, 2025, the PPSUs were liability-classified awards due to the lack of available shares under the 2024 Stock Plan. The PPSUs are included within other non-current liabilities on the Company's Consolidated Balance Sheets.
The fair value of each PPSU granted is determined using a Monte Carlo valuation model and is remeasured at each reporting date until settlement. Compensation expense is recognized or reversed on each remeasurement date based on the change in fair value of the PPSUs between remeasurement periods, pro-rated based on the remaining term to vest.
The table below summarizes the status of the Company's phantom performance stock units under the 2024 Stock Plan (shares in thousands):

	Phantom Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 29, 2024	—	$—
Awarded	477	8.40
Forfeited	(190)	8.40
Vested	—	—
Outstanding, December 28, 2025	287	$8.40
The following table summarizes the key inputs and valuation assumptions used in determining the fair value of the Company’s PPSU awards as of December 28, 2025:

	Fiscal Year of Grant
	2025	2024	2023
Volatility	77.9%	N/A	N/A
Risk-free interest rate	3.5%	N/A	N/A
Expected life (years)	2.01	N/A	N/A
Fair value of market-based awards granted	$6.13	N/A	N/A
Long-Term Cash Incentive Plan
Beginning in 2020, the long-term cash incentive plan is based on relative total stockholder return defined as increases in the Company's stock price during a performance period of three years as compared to the total stockholder return of a group of peer companies. Compensation expense is recognized variably over the 3-year performance period. All long-term cash incentive awards cliff vest after three years at the end of each performance cycle. In fiscal years 2025, 2024, and 2023, the Company recorded $(0.1) million, $(0.1) million, and $(0.1) million, respectively, in compensation (benefit) expense to general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) related to the 2020 long-term cash incentive plan. The amounts recorded in fiscal years 2025, 2024, and 2023 included the reversal of the expense related to 2023, 2022, and 2021 grants for which performance targets were not fully achieved.
During fiscal years 2025 and 2024, there were no long-term cash incentive plan payouts. At December 28, 2025 and December 29, 2024, a $0.2 million and $0.3 million long-term cash incentive plan liability was included in accrued payroll and payroll-related liabilities on the Consolidated Balance Sheets.
15. Employee Benefit Programs
Employee Deferred Compensation Plan
In fiscal 2025 and prior years, the Company offered a deferred compensation plan that permitted key employees and other members of management defined as highly compensated employees under the IRS code to defer portions of their compensation in a pre-tax savings vehicle that allows for retirement savings above 401(k) limits. Under this plan, eligible team members could elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year.
The Company terminated its deferred compensation plan effective October 23, 2025, with no new deferral election allowed. All assets will be fully distributed by the end of fiscal 2026. Given the termination of the deferred compensation plan and scheduled distribution within the next fiscal year, the plan's assets and liabilities have been classified as current in the December 28, 2025 Consolidated Balance Sheets.
The assets of the deferred compensation plan are currently held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value. See Note 9. Fair Value Measurements. Changes in the market value of the investments held in the trust result in the recognition of a corresponding gain or loss reported in interest (income) and other, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). A corresponding change in the liability associated with the deferred compensation plan results in an offsetting deferred compensation expense, or reduction of expense, reported in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As of December 28, 2025 and December 29, 2024, $0.0 million and $1.7 million of deferred compensation assets were included in Other assets, net, in the accompanying Consolidated Balance Sheets. As of December 28, 2025 and December 29, 2024, $1.9 million and $0.1 million of this deferred compensation was included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
As of December 28, 2025 and December 29, 2024, $0.0 million and $1.7 million of deferred compensation plan liabilities were included in Other non-current liabilities in the accompanying Consolidated Balance Sheets. As of December 28, 2025, and December 29, 2024, $1.9 million and $0.1 million of this deferred compensation was included in Accrued liabilities and other in the accompanying Consolidated Balance Sheets.
Employee Stock Purchase Plan
As of December 28, 2025, there were 600,000 shares authorized to be granted under the Amended and Restated Employee Stock Purchase Plan (the "ESPP Plan"). During fiscal 2025, the Company issued a total of 105,534 shares under the ESPP Plan with 121,269 shares available for future issuance. During fiscal 2024, the Company issued a total of 42,592 shares under the ESPP Plan. Under the ESPP Plan, eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan, which operates in the successive six-month periods commencing on January 1 and July 1 of each fiscal year.
For fiscal 2025, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the shares granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model based on the following assumptions:

	2025	2024	2023
Risk-free interest rate	3.79%	5.03%	5.46%
Expected life in years	0.50	0.50	0.50
Expected volatility	57.47%	55.76%	55.25%
Dividend yield	—%	—%	—%
Weighted average fair value per share at grant date	$0.92	$0.93	$1.72
Employee Defined Contribution Plan
The Company maintains a 401(k) Savings Plan ("401k Plan") which covers eligible team members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In fiscal 2025, the Company made matching contributions in an amount equal to 100% of the first 3% of an employee's compensation and 50% on the next 2% of compensation. The Company matches contributions when the employee contribution is made, and the employer matching contributions are not subject to a vesting schedule. The Company recognized matching contribution expense of $3.3 million, $3.3 million, and $3.0 million in fiscal years 2025, 2024, and 2023, respectively.
16. Acquisitions and Dispositions
As of December 28, 2025, the land and building assets at one owned restaurant location were classified as held for sale. These long-lived assets had a total carrying amount of $2.3 million as of December 28, 2025, and were included in assets held for sale in our Consolidated Balance Sheets. We expect to close on the sale of these assets during the first quarter of fiscal 2026. As the fair value of these assets was greater than their carrying amounts as of December 28, 2025, there was no gain or loss to record in our Consolidated Statements of Operations and Comprehensive Income (Loss) until the transaction is closed.
As of December 29, 2024, the land and building assets at three owned restaurant locations were classified as held for sale. These long-lived assets had a total carrying amount of $4.3 million as of December 29, 2024, and were included in assets held for sale in our Consolidated Balance Sheets. We closed on the sale of these assets during the first quarter of fiscal 2025, which resulted in a gain on sale of $1.1 million recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss).
17. Segment Reporting
In accordance with ASC 280 - Segment Reporting, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company had one operating and one reportable segment: restaurants. We manage our business activities on a consolidated basis, as Red Robin restaurants all have similar customers, sell similar products, and have a similar process to sell those products. We primarily derive our revenue in the United States through the sale of food and beverage through our Company-owned locations as well as earn royalties and fees from franchise restaurants. There have been no material changes to the accounting policies of the restaurant segment.
Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The Company measures segment profit using consolidated net income (loss). The CODM uses consolidated net income (loss), as reported on our Consolidated Statements of Operations and Comprehensive Income (Loss), in deciding whether to reinvest excess cash flow into the restaurant segment or into other parts of the Company. The CODM does not review assets in evaluating the results of the restaurant segment, and therefore, such information is not presented.
As Red Robin operated in one reportable operating segment, all required financial segment information is included in the Consolidated Financial Statements.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of such period, are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are:
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2025. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management has concluded that, as of December 28, 2025, the Company's internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the period ended December 28, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Denver, Colorado
February 25, 2026

ITEM 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
In fiscal 2025, none of our directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.
Item 1.02 Termination of a Material Definitive Agreement
On February 23, 2026, the Company notified Evercore of the termination of the Distribution Agreement dated November 10, 2025 between the Company and Evercore, resulting in the termination of the Company's at-the-market equity offering program.
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
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2026 annual meeting of stockholders and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2026 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2026 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2026 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2026 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

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
(3)Index to Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.
(3.2)	Red Robin Gourmet Burgers, Inc. Fifth Amended and Restated Bylaws, as amended March 20, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 23, 2023.
(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002.
(4.2)	Description of Capital Stock. Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on February 26, 2020.
(10.1)
Credit Agreement, dated March 4, 2022, by and among Red Robin Gourmet Burgers, Inc. and Fortress Credit Corp., and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

(10.2)
Security Agreement, dated March 4, 2022, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

(10.3)
Amendment No. 1, dated July 17, 2023, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 19, 2023.

(10.4)
Amendment No. 2, dated August 21, 2024, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

(10.5)
Amendment No. 3, dated November 4, 2024, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024.

(10.6)
Amendment No. 4, dated November 7, 2025, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 11, 2025.

(10.7)
Cooperation Agreement, dated as of December 3, 2024, by and among Red Robin Gourmet Burgers, Inc., JCP Parties, and Jumana Parties. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 3, 2024.

(10.8)
Form of Equity Purchase Agreement, dated as of December 3, 2024, by and among Red Robin Gourmet Burgers, Inc., JCP Parties, and Jumana Parties. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 3, 2024.

(10.9)*
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

(10.11)*	Red Robin Gourmet Burgers, Inc. Amended and Restated Employee Stock Purchase Plan as amended. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 3, 2023.
(10.12)*	Red Robin Gourmet Burgers, Inc. Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K filed on August 29, 2023.

Exhibit Number	Description
(10.13)*	Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 21, 2011.
(10.14)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 23, 2014.

(10.15)	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (as amended). Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 5, 2021.
(10.16)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.17)*
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

(10.21)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on June 10, 2020.

(10.22)*	Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 4, 2024.
(10.23)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Performance Stock Unit (PSU) Award Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

(10.24)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Restricted Stock Unit (RSU) Award Agreement. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

(10.25)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

(10.26)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Nonemployee Director Restricted Stock Unit (Director RSU) Award Agreement. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

10.27*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Nonemployee Director Restricted Stock Unit (Director RSU) Award Agreement, as amended.
(10.28)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Phantom Unit (Phantom PSU) Award Agreement. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025.

10.29*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Stock Appreciation Rights (SAR) Award Agreement.
(10.30)*	Offer Letter by and between Red Robin Gourmet Burgers, Inc. and G.J. Hart, dated July 13, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2022.
(10.31)*
Separation and Transition Agreement, by and between Red Robin Gourmet Burgers, Inc., and G.J. Hart, dated April 24, 2025. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 24, 2025.

(10.32)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Todd Wilson, dated November 3, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2022.

(10.33)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Sarah Mussetter, dated October 28, 2022. Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on February 28, 2023.

(10.34)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Kevin Mayer, dated April 20, 2023. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 24, 2023.

Exhibit Number	Description
(10.35)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Kevin Mayer, effective March 1, 2025. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K filed on March 6, 2025.

(10.36)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Meghan Spuler, dated November 25, 2023. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on February 26, 2025.

(10.37)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Meghan Spuler, effective August 27, 2025. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated November 10, 2025.

(10.38)*
Offer Letter, by and between Red Robin Gourmet Burgers, Inc. and David A. Pace, dated April 24, 2025. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2025.

10.39*	Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Humera Kassem, dated August 21, 2025.
(10.40)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Jesse Griffith, effective November 3, 2025. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 5, 2025.

(10.41)*
Independent Contractor Agreement, by and between Red Robin Gourmet Burgers, Inc. and Christopher Meyer, effective November 28, 2025. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2025.

(19)	Insider Trading Policy. Incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K filed on February 26, 2025.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Interim Chief Financial Officer.
(97.1)	Red Robin Gourmet Burgers, Inc. Clawback Policy. Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 28, 2024.
101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 28, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 28, 2025 and December 29, 2024; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 28, 2025, December 29, 2024, and December 31, 2023; (iii) Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 28, 2025, December 29, 2024, and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 28, 2025, December 29, 2024, and December 31, 2023; and (v) the Notes to Consolidated Financial Statements.

( )    Exhibits previously filed in the Company's periodic filings as specifically noted.
*    Executive compensation plans and arrangements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 25, 2026	By:	/s/ David Pace
(Date)		David Pace (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID PACE	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2026
David Pace

/s/ CHRISTOPHER MEYER	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
Christopher Meyer

/s/ ANTHONY ACKIL	Chairman of the Board	February 25, 2026
Anthony Ackil

/s/ TOM CONFORTI	Director	February 25, 2026
Tom Conforti

/s/ STEVEN K. LUMPKIN	Director	February 25, 2026
Steven K. Lumpkin

/s/ CHRISTOPHER R. MARTIN	Director	February 25, 2026
Christopher R. Martin

/s/ ALLISON PAGE	Director	February 25, 2026
Allison Page

/s/ JAMES C. PAPPAS	Director	February 25, 2026
James C. Pappas

/s/ NICOLE M. REGAN	Director	February 25, 2026
Nicole M. Regan

/s/ ANDDRIA VARNADO	Director	February 25, 2026
Anddria Varnado