Form 10-Q
period 2026-04-19
RED ROBIN GOURMET BURGERS INC
filed 2026-05-19
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2026

or

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

As of May 12, 2026, there were 18,499,651 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	April 19, 2026	December 28, 2025
Assets:
Current assets:
Cash and cash equivalents	$24,275	$19,924
Accounts receivable, net	13,401	19,441
Inventories	24,945	25,729
Prepaid expenses and other current assets	13,813	14,234
Restricted cash	9,647	9,615
Total current assets	$86,081	$88,943
Property and equipment, net	150,145	158,105
Operating lease assets, net	288,279	295,996
Intangible assets, net	8,650	9,155
Assets held for sale	2,263	2,263
Other assets, net	8,427	9,065
Total assets	$543,845	$563,527
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$30,860	$31,391
Accrued payroll and payroll-related liabilities	39,076	44,039
Unearned revenue	16,838	27,287
Current portion of operating lease liabilities	49,949	49,111
Accrued liabilities and other	47,964	46,801
Total current liabilities	$184,687	$198,629
Long-term debt	171,149	164,741
Long-term portion of operating lease liabilities	288,160	300,055
Other non-current liabilities	6,504	6,450
Total liabilities	$650,500	$669,875
Commitments and contingencies (see Note 8.)
Stockholders' equity (deficit):
Common stock, $0.001 par value: 45,000 shares authorized; 22,050 shares issued; 18,252 and 18,009 shares outstanding as of April 19, 2026 and December 28, 2025	$22	$22
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of April 19, 2026 and December 28, 2025	—	—
Treasury stock: 3,798 and 4,041 shares, at cost, as of April 19, 2026 and December 28, 2025	(134,573)	(143,247)
Paid-in capital	206,377	213,180
Accumulated other comprehensive income (loss), net of tax	(60)	(60)
Retained earnings (accumulated deficit)	(178,421)	(176,243)
Total stockholders' equity (deficit)	$(106,655)	$(106,348)
Total liabilities and stockholders' equity (deficit)	$543,845	$563,527
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Sixteen Weeks Ended
(in thousands, except for per share amounts)	April 19, 2026	April 20, 2025
Revenues:
Restaurant revenue	$371,101	$385,809
Franchise revenue	4,932	4,489
Other revenue	2,228	2,053
Total revenues	$378,261	$392,351
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	$86,600	$88,028
Labor	132,393	143,058
Other operating	65,704	67,532
Occupancy	31,645	32,197
Depreciation and amortization	15,263	15,434
General and administrative (includes $1,664 and $2,589 of stock-based compensation)	23,092	26,989
Selling	13,247	9,376
Other (gains) charges, net (includes $0 and $(225) of stock-based compensation)	4,830	676
Total costs and expenses	$372,774	$383,290

Income (loss) from operations	$5,487	$9,061
Other (income) expense:
Interest expense	$7,772	$8,066
Interest (income) and other, net	(136)	(251)
Total other expenses, net	$7,636	$7,815
Income (loss) before income taxes	$(2,149)	$1,246
Income tax (benefit) expense	$29	$(3)
Net income (loss)	$(2,178)	$1,249
Income (loss) per share:
Basic	$(0.12)	$0.07
Diluted	$(0.12)	$0.07
Weighted average shares outstanding:
Basic	18,120	17,546
Diluted	18,120	18,302

Other comprehensive income (loss):
Foreign currency translation adjustment	$—	$2
Other comprehensive income (loss), net of tax	$—	$2
Total comprehensive income (loss)	$(2,178)	$1,251
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss), net of tax
					Paid-in Capital		Retained Earnings (Deficit)
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 28, 2025	22,050	$22	4,041	$(143,247)	$213,180	$(60)	$(176,243)	$(106,348)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(243)	8,674	(8,648)	—	—	26
Non-cash stock compensation	—	—	—	—	1,366	—	—	1,366
Net income (loss)	—	—	—	—	—	—	(2,178)	(2,178)
Equity issuance costs (1)	—	—	—	—	479	—	—	479
Balance, April 19, 2026	22,050	$22	3,798	$(134,573)	$206,377	$(60)	$(178,421)	$(106,655)
(1) Represents the reclassification of at-the-market equity offering issuance costs from equity to other (gains) charges upon termination of the offering. See Note 5. Other (Gains) Charges, net, for further information.

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss), net of tax
					Paid-in Capital		Retained Earnings (Deficit)
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2024	22,050	$22	4,647	$(164,937)	$233,667	$(62)	$(152,959)	$(84,269)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(335)	11,993	(11,752)	—	—	241
Non-cash stock compensation	—	—	—	—	2,365	—	—	2,365
Net income (loss)	—	—	—	—	—	—	1,249	1,249
Other comprehensive income (loss)	—	—	—	—	—	2	—	2
Balance, April 20, 2025	22,050	$22	4,312	$(152,944)	$224,280	$(60)	$(151,710)	$(80,412)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
Cash Flows From Operating Activities:
Net income (loss)	$(2,178)	$1,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,263	15,434
Gift card breakage	(1,878)	(1,705)
Asset impairment	549	—
Non-cash other (gains) charges	319	(172)
Stock-based compensation expense	1,664	2,365
Gain on sale of restaurant property	—	(1,137)
Amortization of debt issuance cost	1,078	1,138
Other, net	316	248
Changes in operating assets and liabilities:
Accounts receivable and other, net	6,039	6,588
Inventories	547	(518)
Prepaid expenses and other current assets	(9)	416
Operating lease assets, net of liabilities	(2,832)	(2,550)
Trade accounts payable and accrued liabilities	(3,530)	5,092
Unearned revenue	(8,571)	(7,115)
Other operating assets and liabilities, net	198	241
Net cash provided by (used in) operating activities	$6,975	$19,574
Cash Flows From Investing Activities:
Purchases of property, equipment, and intangible assets	$(6,707)	$(11,972)
Proceeds from sale of property and equipment, and other	—	5,593
Net cash provided by (used in) investing activities	$(6,707)	$(6,379)
Cash Flows From Financing Activities:
Net (repayments) borrowings on revolving credit facility	$5,500	$(15,000)
Repayments of borrowings on term loan	—	(2,770)
Repayments of insurance premium financing	(1,168)	(1,528)
Proceeds (uses) from other financing activities, net	(217)	(10)
Net cash provided by (used in) financing activities	$4,115	$(19,308)
Effect of exchange rate changes on cash	$—	$2
Net change in cash and cash equivalents, and restricted cash	$4,383	$(6,111)
Cash and cash equivalents, and restricted cash, beginning of period	$29,539	$39,401
Cash and cash equivalents, and restricted cash, end of period	$33,922	$33,290

Supplemental disclosure of cash flow information
Interest paid	$5,586	$5,734
Accrued purchases of property, equipment, and intangible assets	3,679	2,461
Right of use assets obtained in exchange for operating lease obligations	9,169	3,561
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation, that together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops casual dining restaurants in North America. As of April 19, 2026, the Company owned and operated 379 restaurants located in 39 states. The Company also had 90 casual dining restaurants operated by franchisees in 13 states and one Canadian province. The Company operated its business as one operating and one reportable segment.
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
The accompanying Condensed Consolidated Financial Statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual Consolidated Financial Statements on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of December 28, 2025 has been derived from the audited Consolidated Financial Statements as of that date but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Condensed Consolidated Financial Statements in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the SEC on February 25, 2026.
Our current, prior, and upcoming fiscal year periods, period end dates, and number of weeks included in each period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current, Prior and Upcoming Fiscal Quarters:
First Quarter 2026	April 19, 2026	16
First Quarter 2025	April 20, 2025	16
Second Quarter 2026	July 12, 2026	12
Second Quarter 2025	July 13, 2025	12
Third Quarter 2026	October 4, 2026	12
Third Quarter 2025	October 5, 2025	12
Current and Prior Fiscal Years:
Fiscal Year 2026	December 27, 2026	52
Fiscal Year 2025	December 28, 2025	52
Upcoming fiscal year:
Fiscal Year 2027	December 26, 2027	52

Reclassifications
Certain amounts presented have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s consolidated results. We made adjustments to the Condensed Consolidated Statements of Cash Flows to include repayments of finance lease obligations within proceeds (uses) from other financing activities, net, and to separately disclose the following captions: to disaggregate gift card breakage from the change in unearned revenue; and to disaggregate amortization of debt issuance costs from other, net.
Stock-based Compensation Awards Granted
During the first quarter of fiscal 2026, the Company issued 789,381 phantom award units under its 2024 Performance Incentive Plan Phantom Unit (Phantom RSU) Award Agreement, valued at $3.12 per unit. These awards vest over two to three years and have a service based vesting condition.
The Company also issued 361,082 phantom award units under its 2024 Performance Incentive Plan Phantom Unit (Phantom PSU) Award Agreement in the first quarter of fiscal 2026, valued at $3.12 per unit. These awards vest over three years and have performance based and service based vesting conditions.
Additionally, in the first quarter of fiscal 2026, the Company issued 100,000 cash-settled stock appreciation rights under its 2024 Performance Incentive Plan Stock Appreciation Rights (SAR) Award Agreement, valued at $4.05 per award. These awards vest over one year and have performance based and service based vesting conditions.
Finally, the Company also issued 250,000 restricted stock units under its 2024 Performance Incentive Plan Restricted Stock Unit (RSU) Award Agreement in the first quarter of fiscal 2026, valued at $3.12 per unit. These awards vest over one year and have a service based vesting condition.
The phantom award units and the cash-settled stock appreciation rights are liability-classified awards and are included within other non-current liabilities on the Company's Condensed Consolidated Balance Sheets. The Restricted Stock Units are equity-classified awards and are included within paid-in capital on the Company's Condensed Consolidated Balance Sheets.
Recently Issued and Recently Adopted Accounting Standards
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) to introduce a principles-based framework for capitalizing costs related to the development of internal-use software. ASU 2025-06 also incorporates website development costs into the internal-use software guidance and enhances related disclosure requirements. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of the adoption of ASU 2025-06 to the Consolidated Financial Statements.
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

2. Revenue
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Restaurant revenue	$371,101	$385,809
Franchise revenue	4,932	4,489
Gift card breakage	1,878	1,705
Other revenue	350	348
Total revenues	$378,261	$392,351
Contract Liabilities
We recognize revenue from our customer loyalty program, Red Robin Royalty ("Royalty"), within restaurant revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with our Royalty program is included in unearned revenue in our Condensed Consolidated Balance Sheets.
Components of unearned revenue in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	April 19, 2026	December 28, 2025
Unearned gift card revenue	$13,647	$24,096
Unearned Royalty revenue	3,191	3,191
Unearned revenue	$16,838	$27,287
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Gift card revenue	$11,350	$10,704
Changes in our unearned revenue balance related to our Royalty program (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Unearned Royalty revenue, beginning balance	$3,191	$2,750
Revenue deferred	1,708	1,625
Revenue recognized	(1,708)	(771)
Unearned Royalty revenue, ending balance	$3,191	$3,604

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in occupancy on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Operating lease cost	$21,990	$23,020
Finance lease cost:
Amortization of right of use assets(1)	287	238
Interest on lease liabilities(2)	111	127
Total finance lease cost	$398	$365
Variable lease cost	6,012	6,059
Total lease costs	$28,400	$29,444
(1) Amortization of finance lease right of use assets is recorded to depreciation and amortization in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Interest on finance lease liabilities is recorded to interest expense in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Finance lease assets are recorded in other assets, net, and the net balance as of April 19, 2026 and April 20, 2025 were $4.2 million and $5.0 million, respectively.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested equity-classified awards vest and exercise their awards into common stock. As the Company was in a net loss position for the sixteen week period ended April 19, 2026, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Basic weighted average shares outstanding	18,120	17,546
Dilutive effect of stock options and awards	—	756
Diluted weighted average shares outstanding	18,120	18,302

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	2,396	2,095

5. Other (Gains) Charges, net
Other (gains) charges, net consisted of the following (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Asset impairment and restaurant closure costs, net	$1,753	$210
Gain on sale of restaurant property	—	(1,137)
Severance and executive transition(1)	70	880
Litigation contingencies	87	12
Asset disposal and other, net	2,920	711
Other (gains) charges, net	$4,830	$676
(1) Severance and executive transition included $0 and $(225) of stock-based compensation (benefit) expense in the sixteen weeks ended April 19, 2026 and April 20, 2025, respectively.
Asset Impairment and Restaurant Closure Costs, net
Asset impairment and restaurant closure costs, net consisted of the following (in thousands, except for location data):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Number of non-operating locations	11	9
Non-operating location rent, restaurant closure costs, and other	$1,568	$928
Number of impaired locations	1	—
Non-cash impairment	$549	$—
Number of locations with lease remeasurement	3	3
Net lease remeasurement (gain) loss	$(364)	$(718)
Total asset impairment and restaurant closure costs, net	$1,753	$210
Gain on Sale of Restaurant Property
During the first quarter of fiscal 2025, the Company sold three restaurant properties for total proceeds of $5.8 million that resulted in a gain, net of expenses, of $1.1 million. The net proceeds were included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows for the first quarter of fiscal 2025 and were used to repay long-term debt.
Severance and Executive Transition
Severance and executive transition consisted of the following (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Executive severance	$51	$1,099
Stock-based compensation	—	(225)
Team member severance	19	6
Total severance and executive transition	$70	$880
As of April 19, 2026 and April 20, 2025, $1.4 million and $0.5 million, respectively, was included in accrued payroll and payroll related liabilities in the Condensed Consolidated Balance Sheet related to the executive transition costs described above.
Litigation Contingencies
For the sixteen weeks ended April 19, 2026 and April 20, 2025, the Company recorded certain accruals associated with litigation contingencies. See Note 8. Commitments and Contingencies, for further discussion.
Asset Disposal and Other
Asset disposal and other primarily related to asset disposals, strategic projects and other non-recurring items.

On February 23, 2026, the Company voluntarily terminated its $40.0 million at-the-market equity offering program, which had been established on November 10, 2025. No shares were issued or sold under the program. The Company incurred $0.5 million of related stock issuance costs, which were initially recorded within paid-in capital on the December 28, 2025 Consolidated Balance Sheet, and subsequently reclassified to other (gains) charges, net within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as of April 19, 2026 upon termination of the offering.
6. Borrowings
Borrowings as of April 19, 2026 and December 28, 2025 are summarized below (in thousands):

	April 19, 2026		December 28, 2025
	Borrowings	Variable Interest Rates	Borrowings	Variable Interest Rates
Revolving line of credit	$8,500	11.28%	$3,000	11.40%
Term loan	$167,217	11.43%	$167,217	11.50%
Total borrowings	$175,717		$170,217
Less: unamortized debt issuance costs(1)	$4,568		$5,476
Long-term debt	$171,149		$164,741

Revolving line of credit unamortized debt issuance costs(1)	$762		$932
(1) Unamortized debt issuance costs associated with the Company's Credit Facility were included as deferred costs in other assets, net for financing charges allocated to the revolving line of credit, and long-term debt for financing charges associated with the term loan in the accompanying Condensed Consolidated Balance Sheets.
Credit Facility
As of April 19, 2026, the Company's credit facility allowed for up to $225.0 million of borrowings and is comprised of a $25.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). As of April 19, 2026 and December 28, 2025, the Company had outstanding borrowings of $175.7 million and $170.2 million, respectively, inclusive of $8.5 million and $3.0 million drawn on its revolving line of credit, respectively, under its Credit Facility. In addition, the Company had amounts issued under letters of credit of $9.3 million and $9.3 million as of April 19, 2026 and December 28, 2025, respectively.
The Credit Facility will mature on September 3, 2027. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. As of April 19, 2026, the Company has fulfilled this obligation for the duration of the Credit Facility via previous principal payments. The Credit Facility's interest rate references the Secured Overnight Financing Rate ("SOFR"), which is an index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) The Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
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
On August 21, 2024, the Company entered into the second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment, among other things, provided certain relief from the financial covenant by increasing the required maximum net total leverage ratio beginning in the third quarter of 2024 through the end of the third quarter of 2025; increased the aggregate revolving commitments by $15.0 million to $40.0 million through the end of the third quarter of 2025; removed the variable pricing grid and increased the applicable margin on all term loans and revolving loans that are SOFR-based loans to 7.50% per annum and that are ABR-based loans to 6.50% per annum; and added certain additional reporting requirements.
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
The summary descriptions of the Credit Agreement, the Security Agreement, the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which are listed as exhibits to the Annual Report on Form 10-K filed February 25, 2026.
7. Fair Value Measurements
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
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan, which are designated as trading securities and carried at fair value. The Company terminated its deferred compensation plan effective October 23, 2025, with no new deferral election allowed. All assets will be fully distributed by the end of fiscal 2026. Given the termination of the deferred compensation plan and scheduled distribution within this current fiscal year, the plan's assets and liabilities have been classified as current in the April 19, 2026 Condensed Consolidated Balance Sheets within prepaid expenses and other current assets and accrued liabilities and other, respectively. The fair market value of the mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets) and was $1.6 million and $1.9 million as of the first quarter of fiscal 2026 and the fourth quarter of fiscal 2025, respectively.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and other intangible assets. These assets are measured at fair value if determined to be impaired.
During fiscal 2026 and fiscal 2025, the Company measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a Level 3 fair value measurement.
During the first quarter of fiscal 2026, the Company impaired long-lived assets at one restaurant location with a carrying value of approximately $0.5 million. The fair value of these long-lived assets was determined to be $0.0 million, resulting in a $0.5 million impairment charge. There was no impairment recorded during the first quarter of fiscal 2025.
Disclosures of Fair Value of Other Assets and Liabilities
The carrying value of our variable rate Credit Facility, which utilizes Level 2 fair value inputs, approximated fair value as of April 19, 2026 and December 28, 2025, as such debt bears interest at floating rates which approximate market rates.
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
As of April 19, 2026, we had reserves of $5.6 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. We increased our estimate of loss contingency liabilities by approximately $0.1 million in the first quarter of fiscal 2026 related to ongoing legal matters. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from guests or team members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of pending or threatened matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely impact our business, financial condition, results of operations, and cash flows. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of April 19, 2026, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverage and other supplies to our restaurants, for an aggregate of $188.3 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

The Company has a potential contingent lease liability for lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under the potential contingent lease liability was $2.8 million and $3.0 million as of April 19, 2026 and December 28, 2025, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
9. Segment Reporting
In accordance with ASC 280 - Segment Reporting, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company has one operating and one reportable segment: restaurants. We manage our business activities on a consolidated basis, as Red Robin restaurants all have similar customers, sell similar products, and have a similar process to sell those products. We primarily derive our revenue in the United States through the sale of food and beverage through our Company-owned locations as well as earn royalties and fees from franchise restaurants. There have been no material changes to the accounting policies of the restaurant segment, which can be found in the filing of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: our business objectives and strategic plans; strategies with respect to financial flexibility and potential capital raising transactions; our refinancing efforts; our financial condition, including working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy our anticipated cash requirements and fund capital expenditures; our expectations about pricing and restaurant operating costs, including labor, food, supplies, and other commodities, as well as interest rates, and our ability to mitigate potential increases in such costs; our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities, and taxes; the seasonality of our business; and our purchase commitments and lease and litigation contingencies and the adequacy of our reserves for legal matters.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Item 1A, Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the effectiveness of the Company's strategic initiatives, including our First Choice plan, labor and service models, and operational improvement initiatives and our ability to execute on such strategic initiatives; the global and domestic economic and geopolitical environment; our ability to effectively compete in the industry and attract and retain guests; our ability to extend or refinance our maturing indebtedness; the adequacy of cash flows and the cost and availability of capital or credit facility borrowings; our ability to service our debt and comply with the covenants in our credit facility; a privacy or security breach or a failure of our information technology systems; the effectiveness and timing of the Company's marketing and branding strategies and impact on reputation, including the loyalty program and social media platforms; changes in consumer preferences; costs associated with our lease obligations, including those incurred through closures and sale-leaseback transactions, as well as potential contingent lease liability; changes in cost and availability of commodities and the uncertain impact of tariffs or other potential disruptions in the supply chain; interruptions in the delivery of food and other products from third parties; pricing increases and labor costs; changes in consumer behavior or preference; aging technology infrastructure; our ability to successfully complete tactical refranchising initiatives and on favorable terms; maintaining and improving our existing restaurants; potential acquisitions, dispositions, or refranchising of our restaurants; our geographic concentration in the Western United States; the retention of our management team; our compensation strategy including availability of equity-based compensation for our management team; our ability to recruit, staff, train, and retain our workforce; operating conditions, including adverse weather conditions, natural disasters, pandemics, and other events affecting the regions where our restaurants are operated; actions taken by our franchisees that could harm our business or reputation; negative publicity regarding food safety or health concerns; protection of our intellectual property rights; changes in laws and regulations affecting the operation of our restaurants; volatility in our stock price; and an increase in litigation or legal claims by team members, franchisees, customers, vendors, stockholders, and others; and the other Risk Factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. References to the first quarter of fiscal 2026 and fiscal 2025 refer to the sixteen weeks ended April 19, 2026 and April 20, 2025, respectively.
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation, that together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops casual dining restaurants with 469 locations in North America. As of April 19, 2026, the Company operated 379 Company-owned restaurants located in 39 states. The Company also had 90 franchised restaurants in 13 states and one Canadian province as of April 19, 2026. The Company operated its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for the Fiscal First Quarter of 2026, Compared to the Fiscal First Quarter of 2025:
•Total revenues were $378.3 million, a decrease of $14.1 million.
•Comparable restaurant revenue(1) decreased 0.6%, excluding the impact of deferred loyalty revenue.
•Net loss was $2.2 million, compared to net income of $1.2 million last year, a $3.4 million decrease.
•Adjusted EBITDA(2) was $27.3 million compared to $27.9 million last year, a 2% decrease.

(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated for at least 18 months as of the beginning of the period presented, excluding the impact of deferred loyalty revenue. See below for reconciliation to restaurant revenues.
(2) Adjusted EBITDA is a Non-GAAP measure. See "Non-GAAP Financial Measures" for more details and a reconciliation of Net Income (loss) to Adjusted EBITDA.
Key Performance Indicators
Restaurant revenue, compared to the same quarter in the prior year, is presented in the table below:

(Dollars in millions)	Sixteen Weeks Ended
Restaurant revenue for the period ended April 20, 2025	$385.8
Change in comparable restaurant revenue	(2.1)
Change in non-comparable restaurant revenue	(13.4)
Change in deferred loyalty revenue	0.8
Total change	$(14.7)
Restaurant revenue for the period ended April 19, 2026	$371.1
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods presented:

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Company-owned:
Beginning of period	385	407
Closed	(6)	(6)
End of period	379	401
Franchised:
Beginning of period	90	91
Closed	—	(1)
End of period	90	90
Total number of restaurants, end of period	469	491

The following table presents total Company-owned and franchised restaurants by state or province as of April 19, 2026:

	Company-Owned Restaurants	Franchised Restaurants
State:
Alabama	3
Alaska		3
Arizona	17	1
Arkansas	2
California	54
Colorado	21
Connecticut	3
Delaware		4
Florida	16
Georgia	6
Idaho	8
Illinois	12
Indiana	10
Iowa	5
Kansas		5
Kentucky	3
Louisiana	1
Maine	2
Maryland	10
Massachusetts	5
Michigan		19
Minnesota	3
Missouri	7	3
Montana		1
Nebraska	4
Nevada	6
New Hampshire	3
New Jersey	6	1
New Mexico	3
New York	14
North Carolina	16
Ohio	14	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	7
Texas	16	9
Utah	1	5
Virginia	17
Washington	36
Wisconsin	11

Province:
British Columbia		11
Total	379	90

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
This information has been prepared on a basis consistent with our audited fiscal 2025 annual financial statements, and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Revenues:
Restaurant revenue	98.1%	98.4%
Franchise revenue	1.3	1.1
Other revenue	0.6	0.5
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs(1) (excluding depreciation and amortization shown separately below):
Cost of sales	23.3%	22.8%
Labor	35.7	37.1
Other operating	17.7	17.5
Occupancy	8.5	8.3
Total restaurant operating costs	85.2%	85.6%
Depreciation and amortization	4.0	3.9
General and administrative	6.1	6.9
Selling	3.5	2.4
Other (gains) charges, net	1.3	0.2
Income (loss) from operations	1.5%	2.3%

Other (income) expense:
Interest expense	2.1%	2.1%
Interest (income) and other, net	—	(0.1)
Income (loss) before income taxes	(0.6)%	0.3%
Income tax (benefit) expense	—	—
Net income (loss)	(0.6)%	0.3%
(1) Expressed as a percentage of restaurant revenue.

Revenues

	Sixteen Weeks Ended
(Dollars in thousands, excluding average weekly net sales)	April 19, 2026	April 20, 2025	Percent Change
Restaurant revenue	$371,101	$385,809	(3.8)%
Franchise revenue	4,932	4,489	9.9%
Other revenue	2,228	2,053	8.5%
Total revenues	$378,261	$392,351	(3.6)%
Average weekly net sales volumes in Company-owned restaurants(1)	$60,706	$59,483	2.1%
Total operating weeks	6,113	6,486	(5.8)%
(1) Average weekly net sales volumes represents the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Restaurant revenue, which was comprised primarily of food and beverage sales, decreased $14.7 million, or 3.8%, in the first quarter of fiscal 2026, as compared to the comparable period of fiscal 2025. Comparable restaurant revenue decreased $2.1 million, or 0.6%, inclusive of a 1.6% decrease in guest count, offset in part by a 1.0% increase in average guest check. The non-comparable portion of the decrease in restaurant revenue was $13.4 million, due to the closure of 22 locations since the first quarter of fiscal 2025. The impact of deferred loyalty revenue was an increase of $0.8 million due to increased loyalty program usage.
Franchise revenue primarily included royalty income and advertising fund contributions. Franchise revenue increased by $0.4 million, or 9.9%, in the first quarter of fiscal 2026 compared to the same period of fiscal 2025, primarily due to an increase in the franchisee contribution rate for marketing programs. Franchise restaurants reported an increase of 2.4% in comparable restaurant revenue in the first quarter of fiscal 2026 compared to the same period in fiscal 2025.
Other revenue increased $0.2 million in the first quarter of fiscal 2026 compared to the same period of fiscal 2025. The increase was primarily related to higher gift card breakage in the current year.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2026	April 20, 2025	Percent Change
Cost of sales	$86,600	$88,028	(1.6)%
As a percent of restaurant revenue	23.3%	22.8%	0.5%
Cost of sales, which was comprised of food and beverage costs, was variable and generally fluctuated with sales volume. Cost of sales as a percentage of restaurant revenue increased 50 basis points in the first quarter of fiscal 2026 as compared to the comparable period in fiscal 2025. The increase was primarily driven by an increase in commodity prices in the current year and was partially offset by higher average guest check.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2026	April 20, 2025	Percent Change
Labor	$132,393	$143,058	(7.5)%
As a percent of restaurant revenue	35.7%	37.1%	(1.4)%
Labor costs included restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue decreased 140 basis points in the first quarter of fiscal 2026 compared to the same period in fiscal 2025. The decrease was primarily driven by ongoing efforts to increase hourly and management labor efficiency, benefit from menu price increases, and reduced group health insurance claims, partially offset by wage inflation and deleverage from reduced guest counts.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2026	April 20, 2025	Percent Change
Other operating	$65,704	$67,532	(2.7)%
As a percent of restaurant revenue	17.7%	17.5%	0.2%
Other operating costs included costs such as repair and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. Other operating costs as a percentage of restaurant revenue increased 20 basis points in the first quarter of fiscal 2026 compared to the same period in fiscal 2025. The increase was primarily driven by higher restaurant supplies costs.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2026	April 20, 2025	Percent Change
Occupancy	$31,645	$32,197	(1.7)%
As a percent of restaurant revenue	8.5%	8.3%	0.2%
Occupancy costs included fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenue in the first quarter of fiscal 2026 increased 20 basis points compared to the same period in fiscal 2025. The increase was primarily due to an increase in general liability insurance claims activity, offset in part by reduced rent associated with the closure of 22 locations since the first quarter of fiscal 2025.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2026	April 20, 2025	Percent Change
Depreciation and amortization	$15,263	$15,434	(1.1)%
As a percent of total revenues	4.0%	3.9%	0.1%
Depreciation and amortization included depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. In the first quarter of fiscal 2026, depreciation and amortization expense as a percentage of revenue increased 10 basis points compared to the comparable period in fiscal 2025. The increase was primarily due to decreased revenues from restaurant closures.

General and Administrative Expenses

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2026	April 20, 2025	Percent Change
General and administrative	$23,092	$26,989	(14.4)%
As a percent of total revenues	6.1%	6.9%	(0.8)%
General and administrative costs included all corporate and administrative functions. Components of this category include restaurant support center, regional, and franchise support salaries and benefits, travel and meetings, professional and consulting fees, corporate information systems, legal expenses, and office rent. General and administrative costs in the first quarter of fiscal 2026 were $23.1 million, a decrease of $3.9 million compared to the comparable period in fiscal 2025. The decrease was primarily related to a reduction in team member costs associated with lower headcount and timing of corporate events.
Selling Expenses

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2026	April 20, 2025	Percent Change
Selling	$13,247	$9,376	41.3%
As a percent of total revenues	3.5%	2.4%	1.1%
Selling costs were comprised of all marketing and advertising costs. Selling costs in the first quarter of fiscal 2026 were $13.2 million, an increase of $3.9 million compared to the comparable period in fiscal 2025. The increase was primarily driven by paid media spend in the current fiscal quarter as we continue to support our ongoing marketing strategy.
Other (Gains) Charges, net

	Sixteen Weeks Ended
(In thousands)	April 19, 2026	April 20, 2025
Asset impairment and restaurant closure costs, net	$1,753	$210
Gain on sale of restaurant property	—	(1,137)
Severance and executive transition	70	880
Litigation contingencies	87	12
Asset disposal and other, net	2,920	711
Other (gains) charges, net	$4,830	$676
During the first quarter of fiscal 2026, the Company closed six locations and is continuing to evaluate alternatives for our remaining underperforming restaurant locations, including closure upon expiration of the current lease term. The Company recognized non-cash impairment charges of $0.5 million, which were primarily associated with this review of underperforming locations.
During the first quarter of fiscal 2025, the Company closed six underperforming locations and recognized no impairment.
For further information on other (gains) charges line items, refer to Note 5. Other (Gains) Charges, net and Note 7. Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements.
Interest Expense
Interest expense for the first quarter of fiscal 2026 and fiscal 2025 was $7.8 million and $8.1 million, respectively. The $0.3 million decrease was primarily due to less debt in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, and partially due to a decrease in the weighted average effective interest rate to 13.4% in the first quarter of fiscal 2026 compared to 14.1% in the first quarter of fiscal 2025. Average outstanding debt was $180.8 million and $187.7 million for the first quarter of fiscal 2026 and fiscal 2025, respectively.
Income Tax (Benefit) Expense
The taxes recognized in the first quarter of fiscal 2026 and fiscal 2025 were immaterial as the Company has net operating losses and tax credits to reduce current taxes and a full valuation allowance against all deferred taxes, which collectively minimize the taxes paid and recognized.

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
The following table reconciles income (loss) from operations to restaurant level operating profit in thousands and in percent of total revenue for the period presented:

	Sixteen Weeks Ended
(Dollars in thousands)	April 19, 2026		April 20, 2025
Income (loss) from operations	$5,487	1.5%	$9,061	2.3%

Less:
Franchise revenue	$4,932	1.3%	$4,489	1.1%
Other revenue	2,228	0.6	2,053	0.5

Add:
Other (gains) charges, net	$4,830	1.3%	$676	0.2%
General and administrative	23,092	6.1	26,989	6.9
Selling	13,247	3.5	9,376	2.4
Depreciation and amortization	15,263	4.0	15,434	3.9
Restaurant level operating profit	$54,759	14.8%	$54,994	14.3%

Income (loss) from operations as a percentage of total revenues	1.5%		2.3%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	14.8%		14.3%
A summary view of restaurant level operating profit by financial statement line item and related restaurant level operating expenses as a percentage of restaurant revenue are presented in the tables below:

	Sixteen Weeks Ended
(Dollars in thousands)	April 19, 2026	April 20, 2025	Increase (Decrease)
Restaurant revenue	$371,101	$385,809	(3.8)%
Restaurant operating costs:
Cost of sales	$86,600	$88,028	(1.6)%
Labor	132,393	143,058	(7.5)
Other operating	65,704	67,532	(2.7)
Occupancy	31,645	32,197	(1.7)
Total restaurant operating costs	$316,342	$330,815	(4.4)%

Restaurant level operating profit	$54,759	$54,994	(0.4)%

	Sixteen Weeks Ended
(Dollars in thousands)	April 19, 2026	April 20, 2025	Increase (Decrease)
Restaurant revenue	$371,101	$385,809	(3.8)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.3%	22.8%	50
Labor	35.7	37.1	(140)
Other operating	17.7	17.5	20
Occupancy	8.5	8.3	20
Total restaurant operating costs	85.2%	85.6%	(40)

Restaurant level operating profit	14.8%	14.3%	50
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
The following table reconciles net income (loss) to adjusted EBITDA in thousands for the period presented:

	Sixteen Weeks Ended
(Dollars in thousands)	April 19, 2026	April 20, 2025
Net income (loss) as reported	$(2,178)	$1,249
Interest expense, net(1)	7,704	7,964
Income tax (benefit) expense	29	(3)
Depreciation and amortization	15,263	15,434
EBITDA	$20,818	$24,644

Stock-based compensation expense(2)	$1,664	$2,589
Other (gains) charges, net:
Asset impairment and restaurant closure costs, net	$1,753	$210
Gain on sale of restaurant property	—	(1,137)
Severance and executive transition	70	880
Litigation contingencies	87	12
Asset disposal, and other, net	2,920	711
Adjusted EBITDA	$27,312	$27,909
(1) Interest expense, net was comprised of interest expense and interest income, the latter of which was included in interest (income) and other, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Consists of compensation expense associated with stock-based awards including phantom awards that may be settled in stock or cash at the Company’s option and stock appreciation rights, which are settled in cash.

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
The following table reconciles net income (loss) per share - diluted to adjusted net income (loss) per share - diluted:

	Sixteen Weeks Ended
(Dollars and shares in thousands, except per share amounts)	April 19, 2026	April 20, 2025
Net income (loss) as reported	$(2,178)	$1,249

Adjusted net income (loss) per diluted share:
Net income (loss) as reported	$(0.12)	$0.07
Stock-based compensation expense(1)	0.08	0.14
Other (gains) charges, net:
Asset impairment and restaurant closure costs, net	0.09	0.01
Gain on sale of restaurant property	—	(0.06)
Severance and executive transition	—	0.05
Litigation contingencies	—	—
Asset disposal and other, net	0.16	0.03
Income tax effect(2)	(0.08)	(0.05)
Adjusted net income (loss) per share - diluted	$0.13	$0.19

Weighted average shares outstanding:
Basic	18,120	17,546
Diluted(3)	20,478	18,302
(1) Consists of compensation expense associated with stock-based awards including phantom awards that may be settled in stock or cash at the Company’s option and stock appreciation rights, which are settled in cash.
(2) Assumed a 26% income tax rate, representing a blended average of federal and state statutory rates.
(3) Dilutive securities were included in the computation of adjusted net income (loss) per share - diluted for the sixteen weeks ended April 19, 2026, because the Company reported an adjusted net income for the period. This differs from the GAAP net income (loss) per share - diluted calculation seen on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as the Company reported a net loss for the sixteen weeks ended April 19, 2026.

Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $4.4 million to $33.9 million as of April 19, 2026, from $29.5 million at the beginning of the fiscal year. As of April 19, 2026, the Company had approximately $40.8 million in liquidity, including cash and cash equivalents and $16.5 million available borrowing capacity under our credit facility.
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
From time to time, the Company considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancing or new debt issuances, equity issuances, sales of owned properties and tactical refranchising, and other transactions.
We believe that our current cash and cash equivalents, our future cash flows generated from restaurant operations and gift card sales, and our borrowing capacity under the credit facility, will be sufficient to meet our anticipated working capital and capital expenditure needs for the next 12 months.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Net cash provided by (used in) operating activities	$6,975	$19,574
Net cash provided by (used in) investing activities	(6,707)	(6,379)
Net cash provided by (used in) financing activities	4,115	(19,308)
Effect of exchange rate changes on cash	—	2
Net change in cash and cash equivalents, and restricted cash	$4,383	$(6,111)
Operating Cash Flows
Net cash flows provided by operating activities decreased $12.6 million to $7.0 million for the year to date period of fiscal 2026 compared to $19.6 million for the comparable period in fiscal 2025. The decrease in net cash provided by operating activities is primarily attributable to the decrease in working capital.

Investing Cash Flows
Net cash flows used in investing activities was $6.7 million for the year to date period of fiscal 2026, as compared to net cash flows used in investing activities of $6.4 million for the comparable period in fiscal 2025. The $0.3 million increase in cash flows used in investing activities is primarily due to the sale of restaurant property in the year to date period of fiscal 2025, partially offset by lower capital expenditures in fiscal 2026 compared to the year to date period of fiscal 2025.
The following table lists the components of our capital expenditures for the periods presented (in thousands):

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
Restaurant improvement capital and other(1)	$5,403	$6,146
Technology, infrastructure, and other(2)	1,304	5,826
Total capital expenditures	$6,707	$11,972
(1)Restaurant improvement capital and other consisted of capital equipment for our restaurants.
(2)Investment in technology, infrastructure and other consisted of capital costs related to restaurant technology assets, capital overhead, and other centrally developed assets.
Financing Cash Flows
Net cash flows provided by financing activities was $4.1 million for the year to date period of fiscal 2026, as compared to net cash flows used in financing activities of $19.3 million for the comparable period in fiscal 2025. Cash flows provided by financing activities in the year to date period of fiscal 2026 primarily relate to the net borrowings of debt under our revolving credit facility. Cash flows used in financing activities in the comparable period in fiscal 2025 primarily relate to the paydown of debt with cash flow from operations and the net proceeds from the sale of three restaurant locations.
Credit Facility
As of April 19, 2026, the Company's credit facility allowed for up to $225.0 million of borrowings and is comprised of a $25.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). As of April 19, 2026 and December 28, 2025, the Company had outstanding borrowings of $175.7 million and $170.2 million, respectively, inclusive of $8.5 million and $3.0 million drawn on its revolving line of credit, respectively, under its Credit Facility. In addition, the Company had amounts issued under letters of credit of $9.3 million and $9.3 million as of April 19, 2026 and December 28, 2025, respectively.
The Credit Facility will mature on September 3, 2027. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. As of April 19, 2026, the Company has fulfilled this obligation for the duration of the Credit Facility via previous principal payments. The Credit Facility's interest rate references the Secured Overnight Financing Rate ("SOFR"), which is an index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) The Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
For additional information regarding our Credit Facility, see Note 6. Borrowings included within the Notes to the Condensed Consolidated Financial Statements.
Debt Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a net total leverage ratio covenant. As of April 19, 2026, we were in compliance with all debt covenants.
Sale and Purchases of Equity Securities
On November 10, 2025, The Company entered into the Distribution Agreement with Evercore, to establish an at-the-market equity offering program. The Company voluntarily terminated the program on February 23, 2026, without any issuances or sales.

On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through April 19, 2026, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. The Company completed no share repurchases during the periods presented. Accordingly, as of April 19, 2026, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
Seasonality
Our business is subject to seasonal fluctuations. Sales in most of our restaurants have historically been higher during the spring and summer months and winter holiday season. The timing of holidays and school vacations, as well as severe storms, extended periods of inclement weather, or climate extremes, may affect the seasonal operating results in the areas impacted. As a result, our quarterly operating results may fluctuate significantly due to seasonality, and the seasonal patterns of sales may shift over time. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or year.
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025. See Note 8. Commitments and Contingencies for further information.
Critical Accounting Estimates
Critical accounting estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment and potentially unknown future events, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of April 19, 2026, we had $175.7 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in a pre-tax interest expense fluctuation of $1.8 million on an annualized basis.
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
There has been no material change in the interest rate risk or commodity price risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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
For further information related to our litigation contingencies, see Note 8. Commitments and Contingencies included within Item 1. Financial Statements (unaudited) of Part I of this Quarterly Report on Form 10-Q for the period ended April 19, 2026.
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the SEC on February 25, 2026. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2026, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the first quarter ended April 19, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.

(3.2)	Fifth Amended and Restated Bylaws, dated March 20, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023.

10.1*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Phantom Unit (Phantom RSU) Award Agreement.

(10.2)
First Amendment to Cooperation Agreement, dated February 13, 2026, by and among Red Robin Gourmet Burgers, Inc., JCP Parties, and Jumana Parties. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 13, 2026.

(10.3)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Mark Graff, dated April 29, 2026. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 30, 2026.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 19, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 19, 2026 and December 28, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the sixteen weeks ended April 19, 2026 and April 20, 2025; (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) at April 19, 2026 and April 20, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 19, 2026 and April 20, 2025; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 19, 2026	By:	/s/ Christopher Meyer
Date		Christopher Meyer Interim Principal Financial Officer and Interim Principal Accounting Officer