Form 10-Q
period 2026-07-12
RED ROBIN GOURMET BURGERS INC
filed 2026-08-12
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2026

or

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

As of August 5, 2026, there were 18,903,752 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	July 12, 2026	December 28, 2025
Assets:
Current assets:
Cash and cash equivalents	$22,849	$19,924
Accounts receivable, net	13,813	19,441
Inventories	17,012	25,729
Prepaid expenses and other current assets	12,285	14,234
Restricted cash	9,675	9,615
Current assets held for sale	53,791	—
Total current assets	$129,425	$88,943
Property and equipment, net	97,826	158,105
Operating lease assets, net	285,494	295,996
Intangible assets, net	7,952	9,155
Noncurrent assets held for sale	—	2,263
Other assets, net	8,015	9,065
Total assets	$528,712	$563,527
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$27,897	$31,391
Accrued payroll and payroll-related liabilities	38,972	44,039
Unearned revenue	15,868	27,287
Current portion of operating lease liabilities	49,152	49,111
Accrued liabilities and other	49,188	46,801
Total current liabilities	$181,077	$198,629
Long-term debt	163,356	164,741
Long-term portion of operating lease liabilities	282,790	300,055
Other non-current liabilities	7,079	6,450
Total liabilities	$634,302	$669,875
Commitments and contingencies (see Note 10.)
Stockholders' equity (deficit):
Common stock, $0.001 par value: 45,000 shares authorized; 22,050 shares issued; 18,888 and 18,009 shares outstanding as of July 12, 2026 and December 28, 2025	$22	$22
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of July 12, 2026 and December 28, 2025	—	—
Treasury stock: 3,162 and 4,041 shares, at cost, as of July 12, 2026 and December 28, 2025	(111,812)	(143,247)
Paid-in capital	184,297	213,180
Accumulated other comprehensive income (loss), net of tax	(62)	(60)
Retained earnings (accumulated deficit)	(178,035)	(176,243)
Total stockholders' equity (deficit)	$(105,590)	$(106,348)
Total liabilities and stockholders' equity (deficit)	$528,712	$563,527
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except for per share amounts)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Revenues:
Restaurant revenue	$272,620	$279,305	$643,720	$665,115
Franchise revenue	3,638	3,186	8,570	7,675
Other revenue	1,383	1,212	3,611	3,265
Total revenues	$277,641	$283,703	$655,901	$676,055
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	$64,086	$65,159	$150,686	$153,186
Labor	96,972	99,709	229,365	242,767
Other operating	48,403	49,600	114,107	117,132
Occupancy	23,077	24,329	54,723	56,526
Depreciation and amortization	9,747	11,579	25,010	27,013
General and administrative (includes $2,035; $1,489; $3,699; and $4,078 of stock-based compensation)	17,627	17,418	40,719	44,408
Selling	10,366	6,350	23,613	15,726
Other (gains) charges, net (includes $0; $(3,868); $0; and $(4,093) of stock-based compensation)	1,119	(256)	5,949	420
Total costs and expenses	$271,397	$273,888	$644,172	$657,178

Income (loss) from operations	$6,244	$9,815	$11,729	$18,877
Other (income) expense:
Interest expense	$5,695	$5,849	$13,467	$13,915
Interest (income) and other, net	172	70	34	(181)
Total other expenses, net	$5,867	$5,919	$13,501	$13,734
Income (loss) before income taxes	$377	$3,896	$(1,772)	$5,143
Income tax (benefit) expense	$(9)	$(97)	$20	$(99)
Net income (loss)	$386	$3,993	$(1,792)	$5,242
Income (loss) per share:
Basic	$0.02	$0.22	$(0.10)	$0.30
Diluted	$0.02	$0.21	$(0.10)	$0.28
Weighted-average shares outstanding:
Basic	18,727	17,799	18,380	17,655
Diluted	21,870	18,925	18,380	18,598

Other comprehensive income (loss):
Foreign currency translation adjustment	$(2)	$—	$(2)	$2
Other comprehensive income (loss), net of tax	$(2)	$—	$(2)	$2
Total comprehensive income (loss)	$384	$3,993	$(1,794)	$5,244
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss), net of tax
					Paid-in Capital		Retained Earnings (Deficit)
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 28, 2025	22,050	$22	4,041	$(143,247)	$213,180	$(60)	$(176,243)	$(106,348)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(243)	8,674	(8,648)	—	—	26
Non-cash stock compensation	—	—	—	—	1,366	—	—	1,366
Net income (loss)	—	—	—	—	—	—	(2,178)	(2,178)
Equity issuance costs (1)	—	—	—	—	479	—	—	479
Balance, April 19, 2026	22,050	$22	3,798	$(134,573)	$206,377	$(60)	$(178,421)	$(106,655)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(636)	22,761	(22,575)	—	—	186
Non-cash stock compensation	—	—	—	—	495	—	—	495
Net income (loss)	—	—	—	—	—	—	386	386
Other comprehensive income (loss)	—	—	—	—	—	(2)	—	(2)
Balance, July 12, 2026	22,050	$22	3,162	$(111,812)	$184,297	$(62)	$(178,035)	$(105,590)
(1) Represents the reclassification of at-the-market equity offering issuance costs from equity to other (gains) charges upon termination of the offering. See Note 6. Other (Gains) Charges, net, for further information.

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
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025
Cash Flows From Operating Activities:
Net income (loss)	$(1,792)	$5,242
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,010	27,013
Gift card breakage	(2,857)	(2,581)
Asset impairment	1,673	720
Non-cash other (gains) charges	(1,224)	(3,926)
Stock-based compensation expense	3,699	(89)
Gain on sale of restaurant property	(900)	(1,137)
Amortization of debt issuance cost	1,912	2,021
Other, net	509	467
Changes in operating assets and liabilities:
Accounts receivable and other, net	5,627	6,793
Inventories	763	43
Prepaid expenses and other current assets	940	943
Operating lease assets, net of liabilities	(5,799)	(5,614)
Trade accounts payable and accrued liabilities	(5,096)	7,050
Unearned revenue	(8,562)	(8,387)
Other operating assets and liabilities, net	598	953
Net cash provided by (used in) operating activities	$14,501	$29,511
Cash Flows From Investing Activities:
Purchases of property, equipment, and intangible assets	$(11,506)	$(18,500)
Proceeds from sale of property and equipment, and other	5,424	6,118
Net cash provided by (used in) investing activities	$(6,082)	$(12,382)
Cash Flows From Financing Activities:
Net (repayments) borrowings on revolving credit facility	$(3,000)	$(17,500)
Repayments of borrowings on term loan	—	(2,770)
Repayments of insurance premium financing	(2,060)	(2,673)
Proceeds (uses) from other financing activities, net	(374)	(44)
Net cash provided by (used in) financing activities	$(5,434)	$(22,987)
Net change in cash and cash equivalents, and restricted cash	$2,985	$(5,858)
Cash and cash equivalents, and restricted cash, beginning of period	$29,539	$39,401
Cash and cash equivalents, and restricted cash, end of period	$32,524	$33,543

Supplemental disclosure of cash flow information
Interest paid	$10,947	$11,206
Accrued purchases of property, equipment, and intangible assets	4,470	3,550
Right of use assets obtained in exchange for operating lease obligations	17,294	8,821
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation, that together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops casual dining restaurants in North America. As of July 12, 2026, the Company owned and operated 375 restaurants located in 39 states. The Company also had 90 casual dining restaurants operated by franchisees in 13 states and one Canadian province. The Company operated its business as one operating and one reportable segment.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures (Subtopic 220-40), which expands disclosures about specific expense categories presented on the face of the income statement. ASU 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, with interim reporting requirements beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2024-03 on the Consolidated Financial Statements.
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

2. Revenue
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Restaurant revenue	$272,620	$279,305	$643,720	$665,115
Franchise revenue	3,638	3,186	8,570	7,675
Gift card breakage	979	876	2,857	2,581
Other revenue	404	336	754	684
Total revenues	$277,641	$283,703	$655,901	$676,055
Contract Liabilities
We recognize revenue from our customer loyalty program, Red Robin Royalty ("Royalty"), within restaurant revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with our Royalty program is included in unearned revenue in our Condensed Consolidated Balance Sheets.
Components of unearned revenue in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	July 12, 2026	December 28, 2025
Unearned gift card revenue	$12,699	$24,096
Unearned Royalty revenue	3,169	3,191
Unearned revenue	$15,868	$27,287
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Gift card revenue	$1,423	$1,812	$12,773	$12,516
Changes in our unearned revenue balance related to our Royalty program (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Unearned Royalty revenue, beginning balance	$3,191	$3,604	$3,191	$2,750
Revenue deferred	1,215	1,241	2,923	2,866
Revenue recognized	(1,237)	(1,813)	(2,945)	(2,584)
Unearned Royalty revenue, ending balance	$3,169	$3,032	$3,169	$3,032
3. Significant Transactions
Pending Refranchising Transactions
During the second quarter of fiscal 2026, the Company entered into three separate asset purchase agreements ("APA") with unrelated franchisees for the sale of certain assets associated with 116 Company-owned restaurants.
On May 27, 2026, Red Robin International, Inc. ("RRI"), a wholly owned subsidiary of the Company, entered into an APA with Evergreen Dining LLC to sell certain restaurant assets associated with 30 Company-owned restaurants located in Washington and Western Idaho for aggregate consideration of $23.5 million.
On June 11, 2026, RRI entered into an APA with Op Burgers, LLC to sell certain restaurant assets associated with 69 Company-owned restaurants located in Indiana, Kentucky, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia for aggregate consideration of $62.5 million.

Also on June 11, 2026, RRI entered into an APA with Kuber Oregon, LLC and Kuber Washington, LLC to sell certain restaurant assets associated with 17 Company-owned restaurants located in Oregon and Washington for aggregate consideration of $10.0 million.
The transactions are subject to customary closing conditions, including, as applicable, required landlord consents, lease assignments, regulatory and licensing approvals, the receipt of any required lender consent, and other restaurant-specific closing requirements. Each transaction is subject to separate closing conditions and may close independently or in phases. The Company expects the transactions to close during fiscal 2026; however, there can be no assurance that any or all of the transactions will be completed on the anticipated terms or within the anticipated timeframe. The aggregate gross cash proceeds from each of the three transactions are subject to customary purchase-price and closing adjustments. The Company intends to use the net proceeds primarily to repay outstanding borrowings and for general corporate purposes. Upon closing, the restaurants will continue to operate as Red Robin restaurants pursuant to long-term franchise agreements with the respective purchasers, and the Company expects to receive ongoing royalty and advertising fund contributions under those franchise agreements. The Company may retain certain obligations associated with assigned or subleased restaurant leases, including potential secondary lease or guarantee obligations. The estimated amount of any liabilities to be recognized for such continuing obligations has not yet been determined. As of July 12, 2026, none of the transactions had closed.
In connection with the execution of the APAs described above, the Company evaluated the related restaurant disposal groups under the held-for-sale guidance in ASC 360, Property, Plant and Equipment. As of July 12, 2026, management concluded that the restaurant disposal groups met the criteria for classification as held for sale. Accordingly, $53.8 million of assets and $0.0 million of liabilities were classified as held for sale in the accompanying Condensed Consolidated Balance Sheet. The Company evaluated the restaurant disposal groups at the lower of carrying amount or fair value less costs to sell in accordance with ASC 360. Operating lease right-of-use assets and related lease liabilities were not classified as held for sale because the related lease assignment negotiations had not been completed as of July 12, 2026.
The Company continues to evaluate certain accounting effects of the transactions, including purchase price adjustments, transaction costs, lease-related balances and retained obligations. The Company does not expect the transactions to qualify for discontinued operations presentation because they are not expected to represent a strategic shift that qualifies for discontinued operations presentation.
Sale-Leaseback Transactions
During the second quarter of fiscal 2026, the Company completed sale-leaseback transactions of two owned restaurant properties as part of its ongoing real estate optimization strategy. Prior to closing, the Company evaluated the properties under the held-for-sale guidance in ASC 360, Property, Plant and Equipment, and measured each property at the lower of its carrying amount or fair value less costs to sell.
The Company determined that the transaction prices for both sales represented market value. The Company recognized an impairment charge of $1.1 million related to one of the properties prior to closing, which had a carrying value of $3.2 million and generated gross proceeds of $2.1 million. The second transaction had a carrying value of $2.3 million, generated gross proceeds of approximately $3.2 million, and resulted in a gain on sale, net of expenses, of $0.9 million.
Upon completion of the transactions, the Company derecognized the related assets and accounted for the resulting sale-leaseback transactions in accordance with ASC 842, Leases. The net proceeds were included within cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows and were used primarily for general corporate purposes.

4. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in occupancy on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Operating lease cost	$16,437	$16,985	$38,428	$40,005
Finance lease cost:
Amortization of right of use assets(1)	215	216	502	454
Interest on lease liabilities(2)	69	91	180	218
Total finance lease cost	$284	$307	$682	$672
Variable lease cost	4,359	4,785	10,371	10,844
Total lease costs	$21,080	$22,077	$49,481	$51,521
(1) Amortization of finance lease right of use assets is recorded to depreciation and amortization in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Interest on finance lease liabilities is recorded to interest expense in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Finance lease assets are recorded in other assets, net, and the net balances as of July 12, 2026 and July 13, 2025 were $4.0 million and $4.8 million, respectively.
5. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share amounts reflect the potential dilution that could occur if holders of unvested equity-classified awards vest and exercise their awards into common stock. As the Company was in a net loss position for the twenty-eight weeks ended July 12, 2026, all potentially dilutive common shares for the year to date period are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted-average shares outstanding are reconciled to diluted weighted-average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Basic weighted-average shares outstanding	18,727	17,799	18,380	17,655
Dilutive effect of stock options and awards	3,143	1,126	—	944
Diluted weighted-average shares outstanding	21,870	18,925	18,380	18,598

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	18	2,866	2,116	2,426

6. Other (Gains) Charges, net
Other (gains) charges, net consisted of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Asset impairment and restaurant closure costs, net	$641	$(1,615)	$2,394	$(1,405)
Gain on sale of restaurant property	(900)	—	(900)	(1,137)
Severance and executive transition(1)	1,112	459	1,182	1,339
Litigation contingencies	33	11	120	23
Asset disposal and other, net	233	889	3,153	1,600
Other (gains) charges, net	$1,119	$(256)	$5,949	$420
(1) Severance and executive transition included $0 and $(3,868) of stock-based compensation (benefit) expense in the twelve weeks ended July 12, 2026 and July 13, 2025, respectively, and $0 and $(4,093) of stock-based compensation (benefit) expense in the twenty-eight weeks ended July 12, 2026 and July 13, 2025, respectively.
Asset Impairment and Restaurant Closure Costs, net
Asset impairment and restaurant closure costs, net consisted of the following (in thousands, except for location data):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Number of non-operating locations	10	10	10	10
Non-operating location rent, restaurant closure costs, and other	$608	$1,120	$2,176	$2,048
Number of impaired locations	1	1	2	1
Non-cash impairment	$1,124	$720	$1,673	$720
Number of locations with lease remeasurement	2	10	5	13
Net lease remeasurement (gain) loss	$(1,091)	$(3,455)	$(1,455)	$(4,173)
Total asset impairment and restaurant closure costs, net	$641	$(1,615)	$2,394	$(1,405)
Gain on Sale of Restaurant Property
During the second quarter and year to date period of fiscal 2026, the Company completed sale-leaseback transactions for two restaurant properties. One transaction resulted in an impairment of $1.1 million, and the other transaction resulted in a gain, net of expenses, of $0.9 million. The net proceeds are included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows and were used for general corporate purposes and to repay long-term debt. See Note 3. Significant Transactions for additional information regarding these sale-leaseback transactions.
During the second quarter of fiscal 2025, the Company did not sell any restaurant properties. During the year to date period of fiscal 2025, the Company sold three restaurant properties for total proceeds of $5.8 million that resulted in a gain, net of expenses, of $1.1 million. The net proceeds were included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows for the year to date period of fiscal 2025 and were used to repay long-term debt.
Severance and Executive Transition
Severance and executive transition consisted of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Executive severance	$80	$3,060	$131	$4,159
Stock-based compensation(1)	—	(3,868)	—	(4,093)
Team member severance(2)	1,032	1,267	1,051	1,273
Total severance and executive transition	$1,112	$459	$1,182	$1,339

(1) For the twelve and twenty-eight weeks ended July 13, 2025, the Stock-based compensation benefit relates primarily to the forfeiture of unvested stock-based compensation by executive leadership.
(2) During the twenty-eight weeks ended July 12, 2026 and July 13, 2025, team member severance is primarily associated with a reduction in force, which occurred during the second quarter of fiscal 2026 and 2025.
For the twenty-eight weeks ended July 12, 2026 and July 13, 2025, $1.9 million and $4.3 million, respectively, were included in accrued payroll and payroll related liabilities in the Condensed Consolidated Balance Sheet related to the executive transition costs described above.
Litigation Contingencies
For the twenty-eight weeks ended July 12, 2026 and July 13, 2025, the Company recorded certain accruals associated with litigation contingencies. See Note 10. Commitments and Contingencies, for further discussion.
Asset Disposal and Other
Asset disposal and other primarily related to asset disposals, strategic projects and other non-recurring items.
On February 23, 2026, the Company voluntarily terminated its $40.0 million at-the-market equity offering program, which had been established on November 10, 2025. No shares were issued or sold under the program. The Company incurred $0.5 million of related stock issuance costs, which were initially recorded within paid-in capital on the December 28, 2025 Consolidated Balance Sheet, and subsequently reclassified to other (gains) charges, net within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon termination of the offering.
7. Borrowings
Borrowings as of July 12, 2026 and December 28, 2025 are summarized below (in thousands):

	July 12, 2026		December 28, 2025
	Borrowings	Variable Interest Rates	Borrowings	Variable Interest Rates
Revolving line of credit	$—	11.27%	$3,000	11.40%
Term loan	$167,217	11.41%	$167,217	11.50%
Total borrowings	$167,217		$170,217
Less: unamortized debt issuance costs(1)	$3,861		$5,476
Long-term debt	$163,356		$164,741

Revolving line of credit unamortized debt issuance costs(1)	$661		$932
(1) Unamortized debt issuance costs associated with the Company's Credit Facility were included as deferred costs in other assets, net for financing charges allocated to the revolving line of credit, and long-term debt for financing charges associated with the term loan in the accompanying Condensed Consolidated Balance Sheets.
Credit Facility
As of July 12, 2026, the Company's credit facility allowed for up to $225.0 million of borrowings and is comprised of a $25.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). As of July 12, 2026 and December 28, 2025, the Company had outstanding borrowings of $167.2 million and $170.2 million, respectively, inclusive of $0.0 million and $3.0 million drawn on its revolving line of credit, respectively, under its Credit Facility. In addition, the Company had amounts issued under letters of credit of $9.3 million and $9.3 million as of July 12, 2026 and December 28, 2025, respectively.
The Credit Facility will mature on September 3, 2027. The term loan requires quarterly principal payments in an aggregate annual amount equal to 1.0% of its original principal amount. As of July 12, 2026, the Company has fulfilled this obligation for the duration of the Credit Facility via previous principal payments. The Credit Facility's interest rate references the Secured Overnight Financing Rate ("SOFR"), which is an index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
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
8. Stock Incentive Plans
The Company maintains the 2024 Performance Incentive Plan (the "2024 Stock Plan"), under which it may grant restricted stock units ("RSUs"), performance stock units ("PSUs"), phantom restricted stock units ("PRSUs"), phantom performance stock units ("PPSUs"), stock appreciation rights ("SARs"), and other stock-based awards to employees, non-employee directors and consultants. Additional information regarding the Company's stock incentive plans is included in Note 14. Stock Incentive Plans, in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

Awards Granted
The following table summarizes stock-based awards granted during the first and second quarters of fiscal 2026:

	Sixteen Weeks Ended April 19, 2026		Twelve Weeks Ended July 12, 2026
Award Type	Awards Granted	Weighted-Average Grant-Date Fair Value	Awards Granted	Weighted-Average Grant-Date Fair Value
Equity-classified awards
Restricted stock units (RSUs)	250,000	$3.12	279,927	$4.08
Performance stock units (PSUs)	—	$—	79,155	$5.64
Liability-classified awards
Phantom restricted stock units (PRSUs)	789,381	$3.12	1,231	$7.73
Phantom performance stock units (PPSUs)	361,082	$3.12	—	$—
Cash-settled stock appreciation rights (SARs)	100,000	$4.05	—	$—
During the first and second quarters of fiscal 2026, the Company granted equity-classified awards under the 2024 Stock Plan. The RSUs vest over one to three years and have a service-based vesting condition. The PSUs vest over three years and have performance-based and service-based vesting conditions. Equity-classified awards are included within paid-in capital on the Company's Condensed Consolidated Balance Sheets.
During the first and second quarters of fiscal 2026, the Company also granted liability-classified awards under the 2024 Stock Plan. The PRSUs vest over two to three years and have a service-based vesting condition. The PPSUs vest over three years and have performance-based and service-based vesting conditions. Cash-settled SARs vest over one year and have performance-based and service-based vesting conditions. Liability-classified awards are included within accrued liabilities and other and other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.
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
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan, which are designated as trading securities and carried at fair value. The Company terminated its deferred compensation plan effective October 23, 2025, with no new deferral elections allowed. All assets will be fully distributed by the end of fiscal 2026. Given the termination of the deferred compensation plan and scheduled distribution within this current fiscal year, the plan's assets and liabilities have been classified as current in the July 12, 2026 Condensed Consolidated Balance Sheets within prepaid expenses and other current assets and accrued liabilities and other, respectively. The fair market value of the mutual funds is measured using Level 1 inputs (quoted prices for identical assets in active markets) and was $1.8 million and $1.9 million as of the second quarter of fiscal 2026 and the fourth quarter of fiscal 2025, respectively.
The Company also has liability-classified stock compensation awards that are measured at fair value on a recurring basis and are included in accrued liabilities and other and other non-current liabilities in the Condensed Consolidated Balance Sheets. PRSUs are measured using Level 1 inputs, and PPSUs and SARs are measured using Level 3 inputs. The aggregate fair value of these liabilities was approximately $2.1 million and $0.3 million as of July 12, 2026 and December 28, 2025, respectively. Refer to Note 8. Stock Incentive Plans, for additional information regarding these awards and the related fair value measurements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and other intangible assets. These assets are measured at fair value if determined to be impaired.
During fiscal 2026 and fiscal 2025, the Company measured non-financial assets for impairment using either (i) projected future cash flows for assets held and used or (ii) the negotiated purchase price in executed asset purchase agreements with unrelated market participants, adjusted for estimated costs to sell, for assets classified as held for sale. These valuation techniques incorporated significant unobservable inputs and therefore represented Level 3 fair value measurements.
During the second quarter of fiscal 2026, the Company recorded an impairment charge related to the sale of one restaurant location. The carrying value of the restaurant's long-lived assets was approximately $3.2 million. The net proceeds for this transaction were $2.1 million, resulting in a $1.1 million impairment charge.
During the second quarter of fiscal 2025, the Company impaired long-lived assets at one restaurant location with a carrying value of approximately $0.7 million. The fair value of these long-lived assets was determined to be $0.0 million, resulting in a $0.7 million impairment charge.
Disclosures of Fair Value of Other Assets and Liabilities
The carrying value of our variable rate Credit Facility, which utilizes Level 2 fair value inputs, approximated fair value as of July 12, 2026 and December 28, 2025, as such debt bears interest at floating rates which approximate market rates.
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
As of July 12, 2026, we had reserves of $5.6 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. We increased our estimate of loss contingency liabilities by approximately $0.1 million in the year to date period of fiscal 2026 related to ongoing legal matters. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from guests or team members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of pending or threatened matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely impact our business, financial condition, results of operations, and cash flows. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of July 12, 2026, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverage and other supplies to our restaurants, for an aggregate of $194.2 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
The Company has a potential contingent lease liability for lease payments related to certain current franchisees’ lease arrangements. The maximum amount of potential future payments under the potential contingent lease liability was $2.6 million and $3.0 million as of July 12, 2026 and December 28, 2025, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.

11. Segment Reporting
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: our business objectives and strategic plans; strategies with respect to financial flexibility and potential capital raising transactions; our refranchising transactions and initiatives; our refinancing efforts; our financial condition, including working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy our anticipated cash requirements and fund capital expenditures; our expectations about pricing and restaurant operating costs, including labor, food, supplies, and other commodities, as well as interest rates, and our ability to mitigate potential increases in such costs; our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities, and taxes; the seasonality of our business; and our purchase commitments and lease and litigation contingencies and the adequacy of our reserves for legal matters.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. References to the second quarter of fiscal 2026 and fiscal 2025 refer to the twelve weeks ended July 12, 2026 and July 13, 2025, respectively.
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, is the parent company for Red Robin International, Inc., a Nevada corporation, that together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops casual dining restaurants with 465 locations in North America. As of July 12, 2026, the Company operated 375 Company-owned restaurants located in 39 states. The Company also had 90 franchised restaurants in 13 states and one Canadian province as of July 12, 2026. The Company operated its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Results for the Fiscal Second Quarter of 2026, Compared to the Fiscal Second Quarter of 2025:
•Total revenues were $277.6 million, a decrease of $6.1 million.
•Comparable restaurant revenue(1) increased 1.3%, excluding the impact of deferred loyalty revenue.
•Net income was $0.4 million, compared to net income of $4.0 million last year, a $3.6 million decrease.
•Adjusted EBITDA(2) was $18.9 million compared to $22.4 million last year, a 16% decrease.
Results for the Year to Date Period of Fiscal 2026, Compared to the Year to Date Period of Fiscal 2025:
•Total revenues were $655.9 million, a decrease of $20.2 million.
•Comparable restaurant revenue(1) increased 0.2%, excluding the impact of deferred loyalty revenue.
•Net loss was $1.8 million, compared to net income of $5.2 million last year, a $7.0 million decrease.
•Adjusted EBITDA(2) was $46.2 million compared to $50.3 million last year, an 8% decrease.
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

Key Performance Indicators
Restaurant revenue, compared to the same quarter in the prior year, is presented in the table below:

(Dollars in millions)	Twelve Weeks Ended	Twenty-Eight Weeks Ended
Restaurant revenue for the period ended July 13, 2025	$279.3	$665.1
Change in comparable restaurant revenue	3.6	1.6
Change in non-comparable restaurant revenue	(9.8)	(23.2)
Change in deferred loyalty revenue	(0.5)	0.2
Total change	$(6.7)	(21.4)
Restaurant revenue for the period ended July 12, 2026	$272.6	$643.7
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Company-owned:
Beginning of period	379	401	385	407
Closed	(4)	(4)	(10)	(10)
End of period	375	397	375	397
Franchised:
Beginning of period	90	90	90	91
Closed	—	—	—	(1)
End of period	90	90	90	90
Total number of restaurants, end of period	465	487	465	487

The following table presents total Company-owned and franchised restaurants by state or province as of July 12, 2026:

	Company-Owned Restaurants	Franchised Restaurants
State:
Alabama	3
Alaska		3
Arizona	17	1
Arkansas	2
California	54
Colorado	21
Connecticut	3
Delaware		4
Florida	16
Georgia	6
Idaho	8
Illinois	11
Indiana	10
Iowa	5
Kansas		5
Kentucky	3
Louisiana	1
Maine	2
Maryland	9
Massachusetts	5
Michigan		19
Minnesota	3
Missouri	7	3
Montana		1
Nebraska	4
Nevada	6
New Hampshire	3
New Jersey	6	1
New Mexico	3
New York	14
North Carolina	16
Ohio	14	3
Oklahoma	4
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	7
Texas	16	9
Utah	1	5
Virginia	17
Washington	35
Wisconsin	11

Province:
British Columbia		11
Total	375	90

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Revenues:
Restaurant revenue	98.2%	98.5%	98.1%	98.4%
Franchise revenue	1.3	1.1	1.3	1.1
Other revenue	0.5	0.4	0.6	0.5
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant operating costs(1) (excluding depreciation and amortization shown separately below):
Cost of sales	23.5%	23.3%	23.4%	23.0%
Labor	35.6	35.7	35.6	36.5
Other operating	17.8	17.8	17.7	17.6
Occupancy	8.5	8.7	8.5	8.5
Total restaurant operating costs	85.3%	85.5%	85.3%	85.6%
Depreciation and amortization	3.5	4.1	3.8	4.0
General and administrative	6.3	6.1	6.2	6.6
Selling	3.7	2.2	3.6	2.3
Other (gains) charges, net	0.4	(0.1)	0.9	0.1
Income (loss) from operations	2.2%	3.5%	1.8%	2.8%

Other (income) expense:
Interest expense	2.1%	2.1%	2.1%	2.1%
Interest (income) and other, net	0.1	—	—	—
Income (loss) before income taxes	0.1%	1.4%	(0.3)%	0.8%
Income tax (benefit) expense	—	—	—	—
Net income (loss)	0.1%	1.4%	(0.3)%	0.8%
(1) Expressed as a percentage of restaurant revenue.

Revenues

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in thousands, excluding average weekly net sales)	July 12, 2026	July 13, 2025	Percent Change	July 12, 2026	July 13, 2025	Percent Change
Restaurant revenue	$272,620	$279,305	(2.4)%	$643,720	$665,115	(3.2)%
Franchise revenue	3,638	3,186	14.2%	8,570	7,675	11.7%
Other revenue	1,383	1,212	14.1%	3,611	3,265	10.6%
Total revenues	$277,641	$283,703	(2.1)%	$655,901	$676,055	(3.0)%
Average weekly net sales volumes in Company-owned restaurants(1)	$60,315	$60,856	(0.9)%	$60,540	$61,402	(1.4)%
Total operating weeks	4,520	4,764	(5.1)%	10,633	11,281	(5.7)%
(1) Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Restaurant revenue, which was comprised primarily of food and beverage sales, decreased $6.7 million, or 2.4%, in the second quarter of fiscal 2026, as compared to the comparable period of fiscal 2025. Comparable restaurant revenue increased $3.6 million, or 1.3%, inclusive of a 0.2% decrease in guest count, offset in part by a 1.5% increase in average guest check. The non-comparable portion of the decrease in restaurant revenue was $9.8 million, due to the closure of 22 locations since the second quarter of fiscal 2025. The impact of deferred loyalty revenue was a decrease of $0.5 million.
Restaurant revenue decreased $21.4 million, or 3.2%, in the year to date period of fiscal 2026, as compared to the comparable period of fiscal 2025. Comparable restaurant revenue increased $1.6 million, or 0.2%, inclusive of a 1.0% decrease in guest count, offset by a 1.2% increase in average guest check. The non-comparable portion of the decrease in restaurant revenue was $23.2 million, due to the closure of 22 locations since the second quarter of fiscal 2025. The impact of deferred loyalty revenue was an increase of $0.2 million.
Franchise revenue primarily included royalty income and advertising fund contributions. Franchise revenue increased by $0.5 million, or 14.2%, in the second quarter of fiscal 2026 compared to the same period of fiscal 2025, primarily due to an increase in the franchisee contribution rate for marketing programs. Franchise restaurants reported an increase in comparable restaurant revenue in the second quarter of fiscal 2026 compared to the same period in fiscal 2025.
Franchise revenue increased by $0.9 million, or 11.7%, in the year to date period of fiscal 2026 compared to the year to date period of fiscal 2025, primarily due to an increase in the franchisee contribution rate for marketing programs. Franchise restaurants reported an increase in comparable restaurant revenue in the year to date of fiscal 2026 compared to the same period in fiscal 2025.
Other revenue increased $0.2 million and $0.3 million in the second quarter and in the year to date period, respectively, of fiscal 2026 compared to the same periods of fiscal 2025. The increase for both periods was primarily related to higher gift card breakage in the current year.
Cost of Sales

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2026	July 13, 2025	Percent Change	July 12, 2026	July 13, 2025	Percent Change
Cost of sales	$64,086	$65,159	(1.6)%	$150,686	$153,186	(1.6)%
As a percent of restaurant revenue	23.5%	23.3%	0.2%	23.4%	23.0%	0.4%
Cost of sales, which was comprised of food and beverage costs, was variable and generally fluctuated with sales volume. Cost of sales as a percentage of restaurant revenue increased 20 basis points in the second quarter of fiscal 2026 as compared to the corresponding period of fiscal 2025. The increase was primarily driven by commodity price inflation, partially offset by menu pricing, supply chain cost savings, and timing of vendor contributions to support our annual Partner recognition events, which are recorded as a reduction to cost of sales.
Cost of sales as a percentage of restaurant revenue increased 40 basis points in the year to date period of fiscal 2026 as compared to the year to date period of fiscal 2025. The increase was primarily driven by commodity price inflation, partially offset by menu pricing and supply chain cost savings.

Labor

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2026	July 13, 2025	Percent Change	July 12, 2026	July 13, 2025	Percent Change
Labor	$96,972	$99,709	(2.7)%	$229,365	$242,767	(5.5)%
As a percent of restaurant revenue	35.6%	35.7%	(0.1)%	35.6%	36.5%	(0.9)%
Labor costs included restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue decreased ten basis points in the second quarter of fiscal 2026 compared to the same period in fiscal 2025. The decrease was primarily driven by improved hourly labor efficiency and the increase in average guest check, partially offset by wage inflation.
Labor as a percentage of restaurant revenue decreased 90 basis points in the year to date period of fiscal 2026 compared to the year to date period of fiscal 2025. The decrease was primarily driven by improved hourly and management labor efficiency and the increase in average guest check, partially offset by wage inflation and deleverage from reduced guest counts.
Other Operating

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2026	July 13, 2025	Percent Change	July 12, 2026	July 13, 2025	Percent Change
Other operating	$48,403	$49,600	(2.4)%	$114,107	$117,132	(2.6)%
As a percent of restaurant revenue	17.8%	17.8%	—%	17.7%	17.6%	0.1%
Other operating costs included costs such as repair and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. Other operating costs as a percentage of restaurant revenue remained flat in the second quarter of fiscal 2026 compared to the same period in fiscal 2025. This was primarily driven by an increase in average guest check, offset by higher restaurant supplies costs and increased utilities costs.
Other operating costs as a percentage of restaurant revenue increased ten basis points in the year to date period of fiscal 2026 compared to the same period in fiscal 2025. The increase was primarily driven by higher restaurant supplies costs, increased utilities costs, and higher third-party commission expenses, partially offset by an increase in average guest check and cost savings initiatives.
Occupancy

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2026	July 13, 2025	Percent Change	July 12, 2026	July 13, 2025	Percent Change
Occupancy	$23,077	$24,329	(5.1)%	$54,723	$56,526	(3.2)%
As a percent of restaurant revenue	8.5%	8.7%	(0.2)%	8.5%	8.5%	—%
Occupancy costs included fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenue in the second quarter of fiscal 2026 decreased 20 basis points compared to the same period in fiscal 2025. The decrease was primarily driven by reduced rent associated with the closure of 22 locations since the second quarter of fiscal 2025 and an increase in average guest check, offset by higher general liability insurance claim activity.
Occupancy costs as a percentage of restaurant revenue in the year to date period of fiscal 2026 remained flat compared to the same period in fiscal 2025. This was primarily driven by reduced rent associated with the closure of 22 locations since the year to date period of fiscal 2025 and an increase in average guest check, offset by higher general liability insurance claims activity.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2026	July 13, 2025	Percent Change	July 12, 2026	July 13, 2025	Percent Change
Depreciation and amortization	$9,747	$11,579	(15.8)%	$25,010	$27,013	(7.4)%
As a percent of total revenues	3.5%	4.1%	(0.6)%	3.8%	4.0%	(0.2)%
Depreciation and amortization included depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. Depreciation and amortization expense as a percentage of revenue decreased 60 basis points and 20 basis points in the second quarter and year to date periods of fiscal 2026, respectively, compared to the corresponding periods in fiscal 2025. The decrease was primarily driven by the suspension of depreciation on assets classified as held for sale, as well as restaurant closures and asset impairments.
General and Administrative Expenses

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2026	July 13, 2025	Percent Change	July 12, 2026	July 13, 2025	Percent Change
General and administrative	$17,627	$17,418	1.2%	$40,719	$44,408	(8.3)%
As a percent of total revenues	6.3%	6.1%	0.2%	6.2%	6.6%	(0.4)%
General and administrative costs included all corporate and administrative functions. Components of this category include restaurant support center, regional, and franchise support salaries and benefits, travel and meetings, professional and consulting fees, corporate information systems, legal expenses, and office rent. General and administrative costs in the second quarter of fiscal 2026 were $17.6 million, an increase of $0.2 million compared to the comparable period in fiscal 2025. The increase was primarily driven by liability classified award stock-based compensation expense and the timing of corporate events, partially offset by a reduction in team member costs associated with lower headcount.
General and administrative costs in the year to date period of fiscal 2026 were $40.7 million, a decrease of $3.7 million compared to the comparable period in fiscal 2025. The decrease was primarily driven by a reduction in corporate expenses and a reduction in team member costs associated with lower headcount.
Selling Expenses

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2026	July 13, 2025	Percent Change	July 12, 2026	July 13, 2025	Percent Change
Selling	$10,366	$6,350	63.2%	$23,613	$15,726	50.2%
As a percent of total revenues	3.7%	2.2%	1.5%	3.6%	2.3%	1.3%
Selling costs were comprised of all marketing and advertising costs. Selling costs in the second quarter and year to date periods of fiscal 2026 were $10.4 million and $23.6 million, respectively, representing an increase of $4.0 million and $7.9 million compared to the corresponding periods in fiscal 2025. The increase in both periods was primarily driven by paid media spend in the current fiscal quarter as we continue to support our ongoing marketing strategy, partially offset by lower production costs.
Other (Gains) Charges, net

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(In thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Asset impairment and restaurant closure costs, net	$641	$(1,615)	$2,394	$(1,405)
Gain on sale of restaurant property	(900)	—	(900)	(1,137)
Severance and executive transition	1,112	459	1,182	1,339
Litigation contingencies	33	11	120	23
Asset disposal and other, net	233	889	3,153	1,600
Other (gains) charges, net	$1,119	$(256)	$5,949	$420
For further information on other (gains) charges line items, refer to Note 6. Other (Gains) Charges, net and Note 9. Fair Value Measurements of the Notes to the Condensed Consolidated Financial Statements.

Interest Expense
Interest expense for the second quarter of fiscal 2026 and fiscal 2025 was $5.7 million and $5.8 million, respectively. The $0.1 million decrease was primarily due to a decrease in the weighted-average effective interest rate to 13.5% in the second quarter of fiscal 2026 compared to 14.3% in the second quarter of fiscal 2025. Average outstanding debt was $178.4 million and $176.2 million for the second quarter of fiscal 2026 and fiscal 2025, respectively.
Interest expense for the year to date period of fiscal 2026 and fiscal 2025 was $13.5 million and $13.9 million, respectively. The $0.4 million decrease was primarily due to lower outstanding debt, which was $179.8 million in the year to date period of fiscal 2026 compared to $182.8 million in the year to date period of fiscal 2025. Additionally, the weighted-average effective interest rate decreased to 13.5% in the year to date period of 2026 from 14.2% in the year to date period of fiscal 2025.
Income Tax (Benefit) Expense
The taxes recognized in the second quarter and year to date periods of fiscal 2026 and fiscal 2025 were immaterial as the Company has net operating losses and tax credits to reduce current taxes and a full valuation allowance against all deferred taxes, which collectively minimize the taxes paid and recognized.

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
The following table reconciles income (loss) from operations to restaurant level operating profit in thousands and, except as noted, in percent of total revenue for the periods presented:

	Twelve Weeks Ended				Twenty-Eight Weeks Ended
(Dollars in thousands)	July 12, 2026		July 13, 2025		July 12, 2026		July 13, 2025
Income (loss) from operations	$6,244	2.2%	$9,815	3.5%	$11,729	1.8%	$18,877	2.8%

Less:
Franchise revenue	$3,638	1.3%	$3,186	1.1%	$8,570	1.3%	$7,675	1.1%
Other revenue	1,383	0.5	1,212	0.4	3,611	0.6	3,265	0.5

Add:
Other (gains) charges, net	$1,119	0.4%	$(256)	(0.1)%	$5,949	0.9%	$420	0.1%
General and administrative	17,627	6.3	17,418	6.1	40,719	6.2	44,408	6.6
Selling	10,366	3.7	6,350	2.2	23,613	3.6	15,726	2.3
Depreciation and amortization	9,747	3.5	11,579	4.1	25,010	3.8	27,013	4.0
Restaurant level operating profit	$40,082	14.7%	$40,508	14.5%	$94,839	14.7%	$95,504	14.4%

Income (loss) from operations as a percentage of total revenues	2.2%		3.5%		1.8%		2.8%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	14.7%		14.5%		14.7%		14.4%

A summary view of restaurant level operating profit by financial statement line item and related restaurant level operating expenses as a percentage of restaurant revenue are presented in the tables below:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in thousands)	July 12, 2026	July 13, 2025	Increase (Decrease)	July 12, 2026	July 13, 2025	Increase (Decrease)
Restaurant revenue	$272,620	$279,305	(2.4)%	$643,720	$665,115	(3.2)%
Restaurant operating costs:
Cost of sales	$64,086	$65,159	(1.6)%	$150,686	$153,186	(1.6)%
Labor	96,972	99,709	(2.7)	229,365	242,767	(5.5)
Other operating	48,403	49,600	(2.4)	114,107	117,132	(2.6)
Occupancy	23,077	24,329	(5.1)	54,723	56,526	(3.2)
Total restaurant operating costs	$232,538	$238,797	(2.6)%	$548,881	$569,611	(3.6)%

Restaurant level operating profit	$40,082	$40,508	(1.1)%	$94,839	$95,504	(0.7)%

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in thousands)	July 12, 2026	July 13, 2025	Increase (Decrease)	July 12, 2026	July 13, 2025	Increase (Decrease)
Restaurant revenue	$272,620	$279,305	(2.4)%	$643,720	$665,115	(3.2)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.5%	23.3%	20	23.4%	23.0%	40
Labor	35.6	35.7	(10)	35.6	36.5	(90)
Other operating	17.8	17.8	—	17.7	17.6	10
Occupancy	8.5	8.7	(20)	8.5	8.5	—
Total restaurant operating costs	85.3%	85.5%	(20)	85.3%	85.6%	(30)

Restaurant level operating profit	14.7%	14.5%	20	14.7%	14.4%	30
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA is EBITDA, further adjusted to exclude the impact of non-operating items including changes in estimates, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains (losses) on restaurant sales, severance and executive transition costs, stock-based compensation expense and other non-cash or discrete items. EBITDA and adjusted EBITDA are supplemental measures of our performance that we believe give the reader additional insight into the ongoing operational results of the Company.
The following table reconciles net income (loss) to adjusted EBITDA in thousands for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(Dollars in thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Net income (loss) as reported	$386	$3,993	$(1,792)	$5,242
Interest expense, net(1)	5,644	5,721	13,348	13,685
Income tax (benefit) expense	(9)	(97)	20	(99)
Depreciation and amortization	9,747	11,579	25,010	27,013
EBITDA	$15,768	$21,196	$36,586	$45,841

Stock-based compensation expense(2)	$2,035	$1,489	$3,699	$4,078
Other (gains) charges, net:
Asset impairment and restaurant closure costs, net	$641	$(1,615)	$2,394	$(1,405)
Gain on sale of restaurant property	(900)	—	(900)	(1,137)
Severance and executive transition	1,112	459	1,182	1,339
Litigation contingencies	33	11	120	23
Asset disposal and other, net	233	889	3,153	1,600
Adjusted EBITDA	$18,922	$22,429	$46,234	$50,339
(1) Interest expense, net was comprised of interest expense and interest income, the latter of which was included in interest (income) and other, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Consists of compensation expense associated with stock-based awards including phantom awards that may be settled in stock or cash at the Company’s option and SARs, which are settled in cash.

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
The following table reconciles net income (loss) per share - diluted to adjusted net income (loss) per share - diluted:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(Dollars and shares in thousands, except per share amounts)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Net income (loss) as reported	$386	$3,993	$(1,792)	$5,242

Adjusted net income (loss) per diluted share:
Net income (loss) as reported	$0.02	$0.21	$(0.10)	$0.28
Effect of dilutive securities excluded under GAAP(1)	—	—	0.02	—
Stock-based compensation expense(2)	0.09	0.08	0.17	0.22
Other (gains) charges, net:
Asset impairment and restaurant closure costs, net	0.03	(0.09)	0.11	(0.08)
Gain on sale of restaurant property	(0.04)	—	(0.04)	(0.06)
Severance and executive transition	0.05	0.02	0.05	0.07
Litigation contingencies	—	—	0.01	—
Asset disposal and other, net	0.01	0.06	0.15	0.09
Income tax effect(3)	(0.04)	(0.02)	(0.12)	(0.06)
Adjusted net income (loss) per share - diluted	$0.12	$0.26	$0.25	$0.46

Weighted-average shares outstanding:
Basic	18,727	17,799	18,380	17,655
Adjusted diluted(1)	21,870	18,925	21,679	18,598
(1) Dilutive securities were included in the computation of adjusted net income (loss) per share - diluted for the twenty-eight weeks ended July 12, 2026, because the Company reported an adjusted net income for the period. This differs from the GAAP net income (loss) per share - diluted calculation seen on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as the Company reported a net loss for the twenty-eight weeks ended July 12, 2026.
(2) Consists of compensation expense associated with stock-based awards including phantom awards that may be settled in stock or cash at the Company’s option and SARs, which are settled in cash.
(3) Assumed a 26% income tax rate, representing a blended average of federal and state statutory rates.

Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $3.0 million to $32.5 million as of July 12, 2026, from $29.5 million at the beginning of the fiscal year. As of July 12, 2026, the Company had approximately $47.8 million in liquidity, including cash and cash equivalents and $25.0 million available borrowing capacity under our credit facility.
Our primary sources of liquidity were cash flows generated from operating activities, availability under our revolving credit facility, and proceeds from restaurant sales, as discussed further below. Our main requirements for liquidity included operating expenses, capital expenditures for restaurant investment, investments in technology, and interest payments on our debt. We have, and in the future may continue to have, negative working capital balances, which is common for many restaurant companies. We can operate with a working capital deficit because cash from restaurant sales is usually received before the related payables for food inventory, supplies, and labor become due.
From time to time, the Company considers and evaluates financial and capital raising transactions related to its portfolio, including debt refinancing or new debt issuances, equity issuances, sales of owned properties and tactical refranchising, and other transactions.
During the second quarter of fiscal 2026, the Company entered into three asset purchase agreements to refranchise 116 Company-owned restaurants for aggregate consideration of approximately $96.0 million, subject to customary closing adjustments and conditions. The transactions are expected to close during fiscal 2026. Upon closing, the restaurants will continue operating as Red Robin restaurants under franchise agreements. The Company expects to use the net proceeds primarily to repay outstanding borrowings under its Credit Facility and enhance financial flexibility.
We believe that our current cash and cash equivalents, our future cash flows generated from restaurant operations and gift card sales, and our borrowing capacity under the credit facility, will be sufficient to meet our anticipated working capital and capital expenditure needs for the next 12 months.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025
Net cash provided by (used in) operating activities	$14,501	$29,511
Net cash provided by (used in) investing activities	(6,082)	(12,382)
Net cash provided by (used in) financing activities	(5,434)	(22,987)
Net change in cash and cash equivalents, and restricted cash	$2,985	$(5,858)
Operating Cash Flows
Net cash flows provided by operating activities decreased $15.0 million to $14.5 million for the year to date period of fiscal 2026 compared to $29.5 million for the comparable period in fiscal 2025. The decrease in net cash provided by operating activities is primarily attributable to the decrease in working capital.

Investing Cash Flows
Net cash flows used in investing activities was $6.1 million for the year to date period of fiscal 2026, as compared to net cash flows used in investing activities of $12.4 million for the comparable period in fiscal 2025. The $6.3 million decrease in cash flows used in investing activities is primarily due to lower capital expenditures in fiscal 2026 compared to the year to date period of fiscal 2025.
The following table lists the components of our capital expenditures for the periods presented (in thousands):

	Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025
Restaurant improvement capital and other(1)	$8,621	$9,648
Technology, infrastructure, and other(2)	2,482	8,815
Restaurant refreshes and remodels	403	37
Total capital expenditures	$11,506	$18,500
(1) Restaurant improvement capital and other consisted of capital equipment for our restaurants.
(2) Technology, infrastructure and other consisted of capital costs related to restaurant technology assets, capital overhead, and other centrally developed assets.
Financing Cash Flows
Net cash flows used in financing activities was $5.4 million for the year to date period of fiscal 2026, as compared to net cash flows used in financing activities of $23.0 million for the comparable period in fiscal 2025. Cash flows used in financing activities in the year to date period of fiscal 2026 primarily relate to the net repayments of debt under our revolving credit facility. Cash flows used in financing activities in the comparable period in fiscal 2025 primarily relate to the net repayments of debt under our credit facility with cash flow from operations and the net proceeds from the sale of three restaurant locations.
Credit Facility
As of July 12, 2026, the Company's credit facility allowed for up to $225.0 million of borrowings and is comprised of a $25.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). As of July 12, 2026 and December 28, 2025, the Company had outstanding borrowings of $167.2 million and $170.2 million, respectively, inclusive of $0.0 million and $3.0 million drawn on its revolving line of credit, respectively, under its Credit Facility. In addition, the Company had amounts issued under letters of credit of $9.3 million and $9.3 million as of July 12, 2026 and December 28, 2025, respectively.
The Credit Facility will mature on September 3, 2027. The term loan requires quarterly principal payments in an aggregate annual amount equal to 1.0% of its original principal amount. As of July 12, 2026, the Company has fulfilled this obligation for the duration of the Credit Facility via previous principal payments. The Credit Facility's interest rate references the Secured Overnight Financing Rate ("SOFR"), which is an index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
For additional information regarding our Credit Facility, see Note 7. Borrowings included within the Notes to the Condensed Consolidated Financial Statements.
Debt Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a net total leverage ratio covenant. As of July 12, 2026, we were in compliance with all debt covenants.
Sale and Purchases of Equity Securities
On November 10, 2025, the Company entered into the Distribution Agreement with Evercore to establish an at-the-market equity offering program. The Company voluntarily terminated the program on February 23, 2026, without any issuances or sales.

On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through July 12, 2026, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. The Company completed no share repurchases during the periods presented. Accordingly, as of July 12, 2026, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025. See Note 10. Commitments and Contingencies for further information.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of July 12, 2026, we had $167.2 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in a pre-tax interest expense fluctuation of $1.7 million on an annualized basis.
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
For further information related to our litigation contingencies, see Note 10. Commitments and Contingencies included within Item 1. Financial Statements (unaudited) of Part I of this Quarterly Report on Form 10-Q for the period ended July 12, 2026.
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the SEC on February 25, 2026. Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K. The risk factors set forth below amend and restate in their entirety the corresponding risk factors disclosed in our Annual Report on Form 10-K.
Our tactical refranchising initiatives, including our pending refranchising transactions, may not be completed on favorable terms or completed at all and may not result in the anticipated financial benefits.
As part of our First Choice plan, we are pursuing tactical refranchising opportunities to optimize our overall financing structure and strengthen our balance sheet. During the second quarter of fiscal 2026, we entered into three asset purchase agreements to sell restaurant assets associated with 116 of our 375 Company-owned restaurants for aggregate consideration of approximately $96.0 million in cash. None of the transactions had closed as of July 12, 2026, and each is subject to separate closing conditions, including required landlord consents, liquor license transfers, any required lender consent, and each purchaser obtaining financing. See Note 3. Significant Transactions. Tactical refranchising initiatives require significant management time and resources and may divert attention from day-to-day operations and other strategic priorities. The timing, pricing, and structure of any tactical refranchising transactions depend on market conditions.
There are a number of risks associated with these transactions, including the difficulty of predicting the ultimate costs and net proceeds of the sales, employee termination costs, the retention of restaurant team members through the transition to franchisee management, the results of negotiations with landlords, the effect of the sales on our ongoing operations, the tax consequences of the sales, and the future effect on our revenues, operating income, cash flows, and depreciation. If a transaction is delayed or terminated, we would continue to operate the affected restaurants and bear the related costs and lease obligations, and assets classified as held for sale would be reclassified. We may also remain primarily or secondarily liable on restaurant leases assigned or subleased to the purchasers, including where a purchaser is unable to obtain a full release from the landlord, and the amount of any liabilities to be recognized for those continuing obligations has not yet been determined.
Substantially all of our revenues are currently derived from sales at Company-owned restaurants. Any such transactions are expected to result in a shift from Company-owned restaurant revenues to franchise royalty income and advertising fund contributions, and we expect our total revenues to decrease as a result. Because the royalty and advertising fund contributions we will receive will represent a percentage of franchisee sales rather than the restaurant-level operating profit those restaurants previously generated, and because a substantial portion of our general and administrative expenses may not decline in proportion to the reduction in the number of restaurants we operate, the effect of the transactions on our operating income may be greater than their effect on our revenues. If our tactical refranchising initiatives are unsuccessful or do not achieve intended objectives, including improvements in liquidity and reductions in general and administrative expenses and long term debt, our business, financial condition, and results of operations could be materially adversely affected.

Our franchisees could take actions that could harm our business, expose us to liability, or damage our reputation.
Franchisees are independent entities and are not our employees, partners, or affiliates. If our pending refranchising transactions are completed, our franchised restaurant base will increase from 90 to 206 restaurants and we will rely more on franchisees to operate restaurants in compliance with our brand standards, operating procedures, and applicable law. If our franchisees are not successful, then our business, results of operations, and reputation could be disproportionately adversely affected by the relative scale of such franchise operations. We share with our franchisees what we believe to be best practices in the restaurant industry; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant team members. In addition, as independent businesses, franchisees may not be required to comply with the same levels of business or regulatory compliance we are. While we try to ensure the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot provide assurance our franchisees will avoid actions that negatively affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation and the image and reputation of other franchisees may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate restaurants according to our standards.
Following the refranchising transactions we will receive a greater portion of our revenues in the form of royalties and advertising fund contributions based on a percentage of sales at franchised restaurants, and a majority of our franchised restaurants would be operated by a small number of franchisees, several of which would each operate a significant number of our franchised restaurants. Accordingly, our financial results will to a greater extent depend upon the operational and financial success of our franchisees. If a significant franchisee, or a number of our franchisees in the aggregate, becomes financially distressed, our royalty and other revenues may decline, our receivables from franchisees and the related allowance for credit losses may increase, and advertising fund contributions supporting the Red Robin brand may be reduced. Our ability to enforce our rights under the franchise agreements may also be limited in the event of a franchisee bankruptcy or insolvency proceeding.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2026, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.
ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the second quarter ended July 12, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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

(10.1)
Asset Purchase Agreement, dated as of May 27, 2026, by and between Red Robin International, Inc. and Evergreen Dining LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 28, 2026.

(10.2)
Asset Purchase Agreement, dated as of June 11, 2026, by and between Red Robin International, Inc. and Op Burgers, LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 15, 2026.

(10.3)
Asset Purchase Agreement, dated as of June 11, 2026, by and between Red Robin International, Inc. and Kuber Oregon, LLC and Kuber Washington, LLC. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on June 15, 2026.

(10.4)*
Employment Agreement, dated April 29, 2026, by and between Red Robin Gourmet Burgers, Inc. and Mark Graff. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 30, 2026.

10.5*	Employment Agreement, dated June 1, 2026, by and between Red Robin Gourmet Burgers, Inc. and John McLaughlin.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 12, 2026 formatted as Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 12, 2026 and December 28, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve and twenty-eight weeks ended July 12, 2026 and July 13, 2025; (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the twelve and twenty-eight weeks ended July 12, 2026 and July 13, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 12, 2026 and July 13, 2025; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 12, 2026	By:	/s/ Mark Graff
Date		Mark Graff Chief Financial Officer and Principal Accounting Officer